Form 10-Q
period 2026-03-31
HawkEye 360, Inc.
filed 2026-06-22
CIK 1750704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-43266
______________________
HawkEye 360, Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	47-5078666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Springpark Place, Suite 500 Herndon, Virginia	20170
(Address of principal executive offices)	(Zip Code)
(571) 203-0360
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	HAWK	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒
As of June 18, 2026, the registrant had 97,959,969 shares of common stock, $0.0001 par value per share, outstanding.

HawkEye 360, Inc. and Subsidiaries.
QUARTERLY REPORT ON FORM 10-Q
i

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of HawkEye 360, Inc. (the “Company”)contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding financial condition or results of operations, including our expectations regarding revenue, cost of sales and operating expenses, and our ability to achieve and maintain profitability;
•our future sources of and needs for liquidity and capital resources;
•our expectations regarding the size and growth of the market for our products and services;
•our business strategies and our ability to grow our business;
•our ability to continue to successfully design, build, and operate our satellites and payloads;
•our expectations regarding the growth of the global RF exploitation market and increasing demand for space-based SIGINT;
•our ability to enhance existing or develop new products and services and the impact of any such enhancements or developments;
•our ability to improve and expand our operations and information systems;
•our ability to realize the anticipated benefits from integrating our business with the business of ISA;
•the implementation or interpretation of current or future regulations and legislation;
•the impact of disruptions in U.S. Government operations and funding and the budgetary priorities of the U.S. Government;
•our ability to maintain contracts and relationships with our U.S. Government and allied international government customers;
•our ability to realize our backlog;
•our ability to attract and retain skilled personnel and senior management;
•the increased expenses associated with being a public company;
•our ability to maintain our existing, or to develop additional, valuable intellectual property rights;
•our focus on a specific public benefit purpose and potential resulting negative effects on our financial performance; and
•the other factors discussed under “Risk Factors.”
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Each of the terms the “Company,” “HawkEye 360,” “we,” “our,” “us” and similar terms used herein refer collectively to HawkEye 360, Inc. and, where appropriate, our subsidiaries.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share and share amounts)
Item 1. Financial Statements

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$106,108	$92,686
Contract accounts receivable	38,238	32,320
Contract accounts receivable from related parties	5	20,969
Other accounts receivable	171	21
Inventory	3,660	4,025
Contract assets	7,770	4,639
Contract assets from related parties	4,590	4,748
Prepaid expenses and other current assets	11,296	9,183
Total current assets	171,838	168,591
Long-term assets:
Satellites, property and equipment, net	109,073	110,873
Intangibles, net	34,115	35,973
Goodwill	116,866	116,866
Operating lease - right-of-use-assets	14,461	15,403
Deposits	37,870	35,932
Restricted cash	4,587	4,587
Other long-term assets	1,658	1,715
Total long-term assets	318,630	321,349
Total assets	$490,468	$489,940
Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Accounts payable	5,729	18,486
Accrued expenses and other current liabilities	11,658	5,017
Accrued compensation payable	2,331	10,511
Contract liabilities	1,652	3,262
Current tax payable	220	—
Current portion of operating lease liabilities	3,453	3,437
Total current liabilities	25,043	40,713
Long-term liabilities:
Long-term debt, net of unamortized debt issuance cost	46,562	46,315
Long term contract liabilities	19,892	19,892
Other liabilities	24,429	23,800
Deferred tax liabilities	820	977
Warrant liabilities	5,718	4,267
Operating lease liabilities, net of current portion	11,899	12,893
Total long-term liabilities	109,320	108,144
Total liabilities	$134,363	$148,857
Commitment and contingencies – Note 15
Mezzanine equity:
Redeemable, convertible preferred stock Series A – $0.0001 par value, 24,947,154 shares authorized and outstanding 24,947,154 shares issued and outstanding for all periods presented	$34,174	$34,174
Redeemable, convertible preferred stock Series B – $0.0001 par value, 11,574,841 shares authorized and outstanding 11,574,841 shares issued and outstanding for all periods presented	66,442	66,442
Redeemable, convertible preferred stock Series C – $0.0001 par value, 6,960,439 shares authorized and outstanding 6,960,439 shares issued and outstanding for all periods presented	48,761	48,761
Redeemable, convertible preferred stock Series D – $0.0001 par value, 12,857,720 shares authorized and outstanding 12,857,720 shares issued and outstanding for all periods presented	136,715	136,715
Redeemable, convertible preferred stock Series D-1 –$0.0001 par value, 6,085,161 shares authorized and outstanding 6,085,161 shares issued and outstanding for all periods presented	58,894	58,894
Redeemable, convertible preferred stock Series E – $.0001 par value, 14,578,457 shares authorized and 6,562,673 shares issued and outstanding as of March 31, 2026 and 14,578,457 shares authorized and 5,567,364 shares issued and outstanding as of December 31, 2025.	120,668	102,600
Total mezzanine equity	$465,654	$447,586
Stockholders’ deficit:
Common stock - $.0001 par value, 111,000,000 shares authorized and 5,425,643 shares issued and outstanding as of March 31, 2026 and 111,000,000 shares authorized and 4,168,374 shares issued and outstanding as of December 31, 2025.	$2	$2
Additional paid-in-capital	45,279	39,336
Accumulated deficit	(154,830)	(145,841)
Total stockholders' deficit	(109,549)	(106,503)
Total liabilities, mezzanine equity, and stockholders’ deficit	$490,468	$489,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share and per share amounts)

	For the three months ended
	March 31, 2026	March 31, 2025
Revenue	$44,941	$17,885
Revenue from related parties	4,857	5,117
Total revenue	49,798	23,002
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	16,080	4,871
Indirect cost of sales and other expenses, excluding depreciation and amortization	4,340	348
Selling, general and administrative	18,111	7,935
Research and development	9,171	6,906
Depreciation and amortization	7,713	5,000
Total operating expenses	55,415	25,060
Loss from operations	(5,617)	(2,058)
Other income (expense):
Interest income	800	906
Interest expense	(1,332)	(18)
Loss from changes in fair value of financial liabilities	(2,923)	—
Other income (expense), net	63	(421)
Total other (expense), income, net	(3,392)	467
Loss before benefit for income taxes	(9,009)	(1,591)
Benefit for income taxes	20	—
Net loss	$(8,989)	$(1,591)
Preferred stock dividend	(548)	(548)
Income allocated to participating securities	—	—
Net loss attributable to common shareholders	$(9,537)	$(2,139)
Net loss per share of common stock, basic and diluted	$(1.14)	$(0.30)
Weighted-average shares outstanding, basic	8,359,379	7,232,097
Weighted-average shares outstanding, diluted	8,359,379	7,232,097
t
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	For the three months ended
	March 31, 2026	March 31, 2025
Net loss from continuing operations	$(8,989)	$(1,591)
Other comprehensive loss, before tax:
Unrealized loss on securities held for sale	—	(6)
Comprehensive loss, before tax	(8,989)	(1,597)
Income tax benefit related to items of other comprehensive loss	—	—
Comprehensive loss, net of tax	$(8,989)	$(1,597)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit (Unaudited)
(in thousands except share and per share amounts)

	Mezzanine Equity Redeemable Convertible Preferred Stock*		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	62,425,315	$344,986	3,831,787	$2	$12	$34,433	$(148,514)	$(114,067)
Stock-based compensation	—	—	—	—	—	830	—	830
Exercise of stock options	—	—	25	—	—	25	—	25
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(1,591)	(1,591)
Balance, March 31, 2025	62,425,315	$344,986	3,831,812	$2	$6	$35,288	$(150,105)	$(114,809)

	Mezzanine Equity Redeemable Convertible Preferred Stock*		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital		Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	67,992,679	$447,586	4,168,374	$2	$—	$39,336		$(145,841)	$(106,503)
Issuance of preferred E stock	995,309	18,068	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	—	2,333		—	2,333
Reclassification of warrant liability	—	—	—	—	—	842		—	842
Exercise of Series D-1 warrants			6,521			73			73
Exercise of stock options	—	—	1,250,748	—	—	2,695		—	2,695
Other comprehensive loss	—	—	—	—	—	—		—	—
Net loss	—	—	—	—	—	—		(8,989)	(8,989)
Balance, March 31, 2026	68,987,988	$465,654	5,425,643	$2	$—	$45,279	$—	$(154,830)	$(109,549)
*Refer to Consolidated Balance Sheets and Note 8 for details of the classes of historic preferred shares.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(8,989)	$(1,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,713	5,000
Amortization of debt issuance costs and discounts	332	17
Fair value loss on revaluation of warrants	2,293	421
Fair value loss on revaluation of deferred consideration	900	—
Fair value gain on revaluation of contingent consideration	(270)	—
Stock-based compensation	2,333	830
Non-cash lease expense	942	1,363
Realized gain (loss) on short-term investments	—	(6)
Changes in operating assets and liabilities, net of effect of acquisitions:
Contract accounts receivable	(5,918)	2
Contract accounts receivable from related parties	20,964	67
Other accounts receivable	(150)	23
Contract assets	(3,131)	(312)
Contract assets from related parties	158	(1,822)
Prepaid expenses and other assets	(3,629)	(132)
Operating lease liabilities	(978)	(1,269)
Accounts payable	(12,757)	(6,292)
Current tax payable	220	—
Accrued expenses and other current liabilities	6,641	(4,477)
Deferred tax liabilities	(157)	—
Accrued compensation payable	(8,180)	—
Contract liabilities	(1,611)	700
Net cash used in operating activities	(3,274)	(7,478)
Cash flows from investing activities
Proceeds from redemption of short-term investments	—	14,731
Purchase of satellites, property and equipment	(4,055)	(3,194)
Net cash (used in) provided by investing activities	(4,055)	11,537
Cash flows from financing activities
Payment of debt issuance cost	(85)	—
Exercise of Series D-1 warrants	73	—
Exercise of stock options	2,695	25
Proceeds from issuance of preferred stock, net	18,068	—
Net cash provided by financing activities	20,751	25

Net increase in cash, cash equivalents and restricted cash	13,422	4,084
Cash, cash equivalents and restricted cash, beginning of period	97,273	71,766
Cash, cash equivalents and restricted cash, end of period	$110,695	$75,850

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$106,108	$71,263
Restricted cash	4,587	4,587
Total cash, cash equivalents and restricted cash at the end of the period	$110,695	$75,850

Supplemental disclosures of cash flow information
Cash paid for interest	$1,091	$—
Operating cash outflows – payment on operating leases	$1,860	$780
Financing cash outflows – reclassification of warrant liability to equity	$842	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
HawkEye 360, Inc. (the “Company”), formed in the State of Delaware in 2015, is a trusted signals intelligence (“SIGINT”) partner of the United States and its allies, committed to advancing national interests through the use of its innovative technology. The Company’s mission is to provide actionable, trusted, and valuable signals intelligence to the U.S. Government and allied international customers.
The Company provides secure end-to-end signals solutions which are tightly integrated into the fabric of national security architecture. As a trusted signals intelligence partner to the U.S. Government and international allies, the Company is the first space-enabled defense technology company to disrupt electronic warfare at scale. The Company delivers shareable, battlefield-proven radio frequency (“RF”) intelligence that support Warfighters during varied cycles of geopolitical volatility. The Company operates across the entire value chain from design and build, to data collection, to processing and analysis, delivering capabilities and insights to customers throughout our global allied defense landscape.
The Company is disrupting the defense technology industry through its transformational strategy focused on new on-orbit capabilities, signal processing enhancements, and optimization of its artificial intelligence/machine learning (“AI/ML”) analytics algorithms using its expansive RF emitter database. The Company’s algorithms are designed, improved, and validated on over one billion data points from its proprietary signals archive, uniquely collected by its sensor network. With over 30 satellites on orbit and additional clusters in development, the Company maintains a robust global operational footprint and is committed to expanding its reach, improving its revisit rate and latency, and accelerating product delivery to its customers. The Company is a key provider to the U.S. Government of signal processing algorithms, customized hardware, and commercial SIGINT data and information. The Company operate across classified and unclassified data, leveraging relationships with the U.S. Department of War (the “DoW”) and the U.S. intelligence community and the international equivalents of its allies around the globe.

The Company’s offerings span the SIGINT value chain, comprising hardware and software solutions, comprehensive training programs, embedded analysts for spectrum exploitation, and extensive data products. The Company’s offerings solve a breadth of mission requirements, including mission-critical defense and intelligence applications, humanitarian-oriented solutions, and sustainability-focused capabilities.

In December 2025, the Company completed its acquisition of Innovative Signal Analysis, Inc. (“ISA”). This acquisition enhances the Company’s existing offerings by providing multi-domain, real-time automated hosted payloads, expanded ground processing, and highly trusted development support for the signals intelligence community. ISA expands the Company’s processing capabilities and signal database into classified data, strengthening our relationship with the U.S. Government and the U.S. intelligence community. This acquisition allows the Company to combine unclassified satellite collectors with highly trusted classified algorithms, unlocking a larger national security augmentation market. Additionally, unclassified ISA algorithms and expertise enhance the Company’s signal processing platform, allowing the Company to offer improved, automated capabilities to an expanded set of customers.
Basis of presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.
Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company’s audited consolidated financial statements for the year ended December 31, 2025. The information as of December 31, 2025, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity
The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company held cash and cash equivalents of $106.1 million, excluding restricted cash, compared to $92.7 million as of December 31, 2025. The Company maintains performance bonds in the form of letters of credit for international customers, reported as restricted cash.
The Company has incurred an accumulated deficit totaling $154.8 and $145.8 million as of March 31, 2026 and December 31, 2025, respectively. The Company generated negative cash flows from operating activities of $3.3 million and $7.5 million during the three months ended March 31, 2026 and 2025, respectively.
On May 8, 2026, the Company closed its initial public offering (the “IPO”) and received aggregate gross proceeds of approximately $478.4 million before deducting underwriting discounts and commissions and offering expenses. The Company received net proceeds of $435.9 million, net of $33.5 million of underwriting discounts and commissions and $9.0 million of offering costs. See Note 18 - Subsequent Events for further details.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes.
The Company’s most significant estimates and judgments involve the valuation of share-based compensation, including the fair value of common stock, allocation of stand-alone selling price used in revenue recognition, and fair value of certain equity instruments, including warrants. These estimates also include the assumptions used in accounting for business combinations, including the valuation of assets acquired and liabilities assumed in connection with the ISA acquisition. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.
Inventory
Inventory as of March 31, 2026, consisted of the following:

Inventory
As of March 31, 2026
Raw materials	$2,755
Work-in-process	743
Finished goods	162
Total inventory	$3,660

Concentration of Credit Risk and Revenue
The Company had the following customers whose accounts receivable or revenue balances individually represented 10% or more of the Company’s total accounts receivable or total revenue:

	Accounts Receivable
	As of March 31, 2026	As of December 31, 2025
Customer B	<10%	60%
Customer C	16%	<10%
Customer E	13%	16%
Customer G	22%	<10%

	Revenue
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Customer A	14%	40%
Customer B	<10%	22%
Customer C	<10%	11%
Customer D	<10%	10%
Customer E	10%	<10%
Customer G	14%	<10%
Customer H	15%	<10%
Recently Adopted Authoritative Guidance:
Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("Update 2025-05"), which allows public business entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted the new standard, effective January 1, 2026, on a prospective basis, and the accounting requirements of this ASU have been reflected in the Company’s evaluation of the allowance for accounts receivable in the condensed consolidated financial statements.
Not Yet Adopted
On December 8, 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments are intended to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. The guidance addresses the form and content of financial statements, adds lists of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company expects to adopt this standard for its first quarter ending March 31, 2028. The Company expects adoption of this standard to expand its disclosures and is currently evaluating the impact of adoption on its interim reporting.
On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: (1) a prospective transition approach; (2) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption; or (3) a retrospective transition approach. The Company is currently in the process of evaluating the potential impact the adoption of this standard may have and expects to adopt this standard in its first quarter of 2028.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for its annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.
NOTE 3 – BUSINESS ACQUISITION
Innovative Signal Analysis, Inc.
Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated December 18, 2025, the Company completed the acquisition of Innovative Signal Analysis, Inc. (“ISA”) through a statutory merger involving Forrestal Merger Sub, Inc. (the “Merger Sub”), a wholly owned subsidiary of the Company (the “Merger”). Under the terms of the Merger, Merger Sub was merged with and into ISA. At the effective time of the Merger, Merger Sub ceased to exist as a separate entity, and ISA continued as the surviving corporation under Texas law. As a result, ISA became a wholly owned subsidiary of the Company, with the acquisition of 100% equity interest in ISA completed for a fair value consideration of $166.5 million consisting of cash considerations of $117.7 million which includes:
•$110.4 million in cash (subject to customary adjustments for ISA cash on hand, net working capital, unpaid transaction costs, and debt),
•$3.9 million of transaction costs incurred by ISA and paid by the Company on ISA’s behalf, and
•$3.4 million of cash placed into escrow to be released shortly after close.

In addition to these cash amounts, the consideration also includes:
•Issuance of fair value of $25.0 million of Series E preferred stock;
•$10.0 million of cash holdbacks retained by the Company at closing to address specified matters described in the Merger Agreement.
•a deferred cash payment of $15.0 million (fair valued at $13.3 million as of the acquisition date) which is due upon the earlier of (i) a “Liquidity Event” (as defined in the Merger Agreement) or (ii) the third anniversary of the closing date and
•a contingent earnout payment of up to $10.0 million (fair valued at $0.3 million as of the acquisition date) if ISA exceeds specified 2026 revenue targets.

The Company’s acquisition of ISA enhances its existing offerings by providing multi-domain, real-time automated hosted payloads, expanded ground processing, and highly trusted service support for the signals intelligence community. ISA expands our processing capabilities into classified data, enhancing its relationship with the U.S. Government and the U.S. intelligence community. The upgraded platform integrates HawkEye 360 data with third-party sources including national systems, AIS feeds, and optical imagery. This creates a unified environment for correlation, geolocation, and our unique signal recognition. In parallel to this acquisition, the Company is also developing automated analytics software to fuse multiple data streams for real-time alerts, cueing, and mission orchestration, while expanding third-party integrations to deliver richer mission insights and operational advantages to a broader base of U.S. Government customers.
The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the acquirer. In connection with the ISA acquisition, the Company spent approximately $2.1 million in costs related to the acquisition which was expensed in the consolidated statements of operations for the year ended December 31, 2025. The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. All values remain preliminary including, but not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, property and equipment, inventory, right-of-use assets, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP.
The table below sets forth the consideration paid, and the preliminary fair value of the assets acquired, and liabilities assumed at the acquisition date:

December 18, 2025
Assets acquired and liabilities assumed
Cash and cash equivalents	$5,782
Contract accounts receivable	2,056
Prepaid expenses and other current assets	2,016
Inventory	4,014
Account receivable	—
Contract assets	6,726
Other long-term assets	215
Satellites, property and equipment	6,314
Right-of-use assets - operating	8,808
Intangibles	35,600
Goodwill	116,866
Total assets	$188,397
Accounts payable	1,263
Accrued expenses and other current liabilities	3,825
Contract liabilities	297
Current portion of operating lease liabilities	537
Deferred tax liabilities	7,710
Operating lease liabilities, net of current portion	8,271
Total liabilities	21,903
Total net assets	$166,494
The fair value of the working capital items, including accounts receivable, other current assets, accounts payable, accrued liabilities, and other current liabilities approximate their respective carrying values at the date of the acquisition.

December 18, 2025
Consideration paid
Cash	$117,694
Fair value of Series E Preferred Shares(1)	25,000
Other consideration	23,800
Total consideration	$166,494

The following table summarizes the fair value of acquired identifiable intangible assets:

December 18, 2025
Trade name(2)	$2,200
Customer relationships(2)
Follow-on	10,800
Existing backlog	1,100
Developed technology(2)	21,500
Total acquired intangible assets	$35,600
(1)As part of the Merger Agreement, the Company issued 1,325,316 shares of Series E preferred shares at $18.86343 per share. See Note 8 – Mezzanine Equity and Shareholders Deficit for more details.
(2)The amortization period for the trade name, customer relationships follow-on, customer relationships existing backlog, and developed technology are four years, ten years, one year, and five years, respectively.
Goodwill generated from this business combination is primarily attributable to expected synergies from the transaction and incremental revenue and profit to be derived from the Company’s expansion into full-service hardware and software for its space and defense customers. The goodwill is not expected to be deductible for U.S. income tax purposes.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations as if ISA had been acquired as of the beginning of fiscal year 2024. The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, including transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of 2024, or of the results of future operations of the combined business.

For the three months ended
March 31, 2025
Pro forma revenue	$37,119
Pro forma net loss	$(423)
NOTE 4 – REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from customers into categories that depict the type of revenue by customer base. All revenue is contracted via either fixed-price arrangements, cost plus margin arrangements or time and material arrangements. The following chart details the disaggregation:

	For the three months ended
	March 31, 2026	March 31, 2025
United States	$28,934	$14,876
International	20,864	8,126
Total	$49,798	$23,002
Contract Assets and Contract Liabilities
Contract assets primarily consist of unbilled accounts receivable related to the Company’s right to consideration for performance obligations satisfied or partially satisfied but not yet billed to customers, including fixed-price contracts recognized over time and amounts pending customer acceptance. The Company’s contract liabilities consist of deferred revenue, which represents customer payments received prior to the completion of performance. During the three months ended March 31, 2026, the Company recognized $1.5 million of revenue that was deferred as of December 31, 2025.
The table below presents the Company’s contract accounts receivable, contract assets, and contract liabilities as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026	As of December 31, 2025	As of December 31, 2024
Contract accounts receivable	$30,511	$13,833	$3,331
Unbilled contract accounts receivable	7,727	18,487	8,246
Contract accounts receivable from related parties	5	20,843	67
Unbilled contract accounts receivable from related parties	—	126	—
Total contract accounts receivable	$38,243	$53,289	$11,644

Contract assets	$7,770	$4,639	$54
Contract assets from related parties	4,590	4,748	4,701
Total contract assets	$12,360	$9,387	$4,755

Contract liabilities	$1,652	$3,262	$707
Total contract liabilities	$1,652	$3,262	$707
Remaining Performance Obligations
The Company’s arrangements with its customers often have terms that span over multiple years. However, substantially all of the Company’s arrangements allow its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Remaining performance obligations do not include contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty, written orders where funding has not been appropriated and unexercised contract options. The Company has elected the optional exemption allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less, and has also elected the right-to-invoice practical expedient for certain contracts in which the invoiced amount reflects the value provided to the customer; such contracts are excluded from the remaining performance obligation disclosure. Revenue recognized in the current period from performance obligations satisfied (or partially satisfied) in prior periods was not material for any of the periods presented.
As of March 31, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $106.4 million. The Company has entered into an agreement through 2032 under which a customer has contracted for dedicated access to the Company's data collection and analytics services, with revenue to be recognized ratably at $5.0 million per quarter from the second quarter of 2027 until contract completion in 2032. This agreement accounts for $100.0 million of the $106.4 million estimated revenue expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026, and accounts for all of the 25-36 months and Thereafter balances in the table below. As of March 31, 2026 the estimated revenue expected to be recognized in the future related to remaining performance obligations is as follows:

	March 31, 2026
	12 months or less	13-24 months	25-36 months	Thereafter
Projected revenue to be recognized	$2,871	$23,484	$20,000	$60,000

NOTE 5 – SATELLITES, PROPERTY AND EQUIPMENT
Satellites, property and equipment, net, consists of the following as of, March 31, 2026, and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Satellite builds in process	$24,208	$29,894
Satellites	160,169	151,350
Machinery and equipment	4,576	4,409
Computer equipment	3,651	3,449
Software	705	671
Furniture and fixtures	1,585	1,545
Leasehold improvements	8,558	7,897
	$203,452	$199,215
Accumulated depreciation and amortization	(94,379)	(88,342)
Satellites, property and equipment, net	$109,073	$110,873
Depreciation expense was $5.8 million and $4.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively which includes approximately $0.2 million related to the write-off of certain assets.
NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
The Company's intangible assets relate to intellectual property that has been amortized over five years. The carrying amount of intangible assets is as follows:

	As of March 31, 2026
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Licenses and patents	5	$2,000	$(1,500)	$500
Developed technology: government	5	21,500	(1,218)	20,282
Customer relationships
Follow-on	10	10,800	(306)	10,494
Existing backlog	1	1,100	(305)	795
Trade names	4	2,200	(156)	2,044
Total intangible assets		$37,600	$(3,485)	$34,115

	As of December 31, 2025
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Licenses and patents	5	$2,000	$(1,400)	$600
Developed technology: government	5	21,500	(147)	21,353
Customer relationships
Follow-on	10	10,800	(35)	10,765
Existing backlog	1	1,100	(27)	1,073
Trade names	4	2,200	(18)	2,182
Total intangible assets		$37,600	$(1,627)	$35,973
Amortization expense was $1.9 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively

Future amortization expense related to intangibles assets, as of March 31, 2026, is expected to be as follows:

Remainder of 2026	$5,546
2027	6,130
2028	5,930
2029	5,912
2030	5,237
Thereafter	5,360
$34,115
The carrying amount of the Company’s goodwill was $116.9 million at both March 31, 2026 and December 31, 2025.
NOTE 7 – DEBT
Loan and Security Agreement
As of March 31, 2026, the 2025 Loans are as follows:

	As of March 31, 2026	As of December 31, 2025
Mezzanine loan	$34,000	$34,000
Senior term loan	14,600	14,600
Total debt	48,600	48,600
Less: Unamortized debt discount and issuance costs	$(2,038)	$(2,285)
Total debt, net	$46,562	$46,315
Loan Agreements as of March 31, 2026
The Company’s outstanding debt consists of borrowings under its Third Amended and Restated Loan and Security Agreement and Mezzanine Loan and Security Agreement issued in connection with the acquisition of ISA, including the $14.6 million senior term loan (the “2025 Term Loan”) maturing September 1, 2028 and the $34.0 million mezzanine term loan (the “2025 Mezzanine Loan”) maturing December 18, 2028. The Company’s borrowings are secured by substantially all of the Company’s assets and are subject to customary covenants and reporting requirements.
The Company pays interest on the 2025 Term Loan on the first of each month with the first payment on January 1, 2026. The Company pays interest on the 2025 Mezzanine Loan on the first of each month with the first payment made on January 1, 2026.
In connection with the issuance of the 2025 Mezzanine Loan, the Company executed new warrant agreements to issue certain new warrants (the “2025 Bank Warrants”) to the lenders of the Mezzanine Loan (see Note 8).
The Third Amended and Restated Loan and Security Agreement and Mezzanine Loan and Security Agreement (collectively, the “Loan Agreements”) contain a number of customary representations, warranties, and covenants that, among other things, limit the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends or make other payments in respect of its capital stock; amend certain material documents; redeem or repurchase certain debt; make payments on subordinated debt; and engage in certain transactions with affiliates. The Loan Agreements also contain customary events of default, including, but not limited to: nonpayment of principal, interest, fees, or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; and the occurrence of a material adverse change. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), the obligations under the Loan Agreements may be accelerated.

Debt issuance costs and discounts related to the 2025 Loans are recorded as a reduction of the related debt and are amortized to interest expense using the effective interest method over the expected term of the 2025 Loans. Debt issuance costs consist of direct costs incurred to obtain financings under the Loan Agreements. Amortization of debt discounts and issuance costs on the 2025 Loans was $0.2 million and $14 thousand for the 2025 Mezzanine Loan and 2025 Term Loan, respectively, for the three months ended March 31, 2026 and is included in interest expense in the accompanying consolidated statement of operations. The effective interest rates are 7.18% and 12.34% for 2025 Senior Term Loan and 2025 Mezzanine Loan, respectively.
Total unamortized debt discounts and issuance costs on the 2025 Loans for the period ended March 31, 2026, were $2.0 million, of which $0.3 million were for 2025 Senior Term Loan and $1.7 million were for 2025 Mezzanine Loan.
The Company incurred total interest expense on the 2025 Loans of $1.3 million for the three months ended March 31, 2026, which consisted of $0.2 million for 2025 Term Loan and $1.1 million for 2025 Mezzanine Loan. The total interest expense for the three months ended March 31, 2025 was nil.
As noted in Note 1 - Nature of Business and Basis of Presentation, on May 8, 2026, the Company closed its IPO and received aggregate gross proceeds of approximately $478.4 million before deducting underwriting discounts and commissions and offering expenses. In connection with the IPO, the Company used $49.7 million of the net proceeds to repay all outstanding borrowings and associated fees under the Loan and Security Agreement, including interest.
Letters of Credit
As of March 31, 2026, the Company had three standby letters of credit from Silicon Valley Bank (the "Bank") outstanding, totaling approximately $4.6 million.
NOTE 8 – MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Common Stock
The Company is authorized to issue 111,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2026, 5,425,643 shares were issued and outstanding and as of December 31, 2025, 4,168,374, shares were issued and outstanding.
The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings); provided, however, that, except as otherwise required by law, holders of common stock, as such, shall not be entitled to vote on any amendment to the Seventh Amended and Restated Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Seventh Amended and Restated Certificate of Incorporation or pursuant to the General Corporation Law of Delaware.
The following shares of common stock are reserved for future issuance (in whole shares):

	March 31, 2026	December 31, 2025
Exercise of stock options and settlement of RSUs[1]	16,035,098	14,480,386
Issuance of warrants	5,257,579	5,304,255
Issuance of preferred stock	68,987,988	67,992,679
	90,280,665	87,777,320
_______________
(1)The December 31, 2025 balance has been adjusted from previously reported amounts to reflect an immaterial reduction of 377,671 options. This adjustment did not have a material impact on the Company's previously issued consolidated financial statements or share-based compensation expense.

Convertible Preferred Stock
The Company is authorized to issue 77,003,772 shares of Convertible Preferred Stock with a $0.0001 par value as follows (in whole shares):

	March 31, 2026	December 31, 2025
Series A-1	7,312,500	7,312,500
Series A-2	12,680,908	12,680,908
Series A-3	4,953,746	4,953,746
Series B	11,574,841	11,574,841
Series C	6,960,439	6,960,439
Series D	12,857,720	12,857,720
Series D-1	6,085,161	6,085,161
Series E	14,578,457	14,578,457
Total	77,003,772	77,003,772
The following table represents the total issued and outstanding Preferred Stock of the Company as of March 31, 2026 and December 31, 2025 (in whole shares):

	March 31, 2026	December 31, 2025
Series A-1	7,312,500	7,312,500
Series A-2	12,680,908	12,680,908
Series A-3	4,953,746	4,953,746
Total Series A	24,947,154	24,947,154
Total Series B	11,574,841	11,574,841
Total Series C	6,960,439	6,960,439
Total Series D	12,857,720	12,857,720
Total Series D-1	6,085,161	6,085,161
Total Series E	6,562,673	5,567,364
During the three months ended March 31, 2026, the Company did not have any material issuances, expirations, or modifications of its outstanding warrants. There were 6,521 Series D-1 Warrants exercised during the period ended March 31, 2026.
The following is a summary of the warrants outstanding in connection with the Series C Preferred Stock, Series D Preferred Stock, Series D-1 Preferred Stock, and Series E Preferred Stock financings as of March 31, 2026 (in whole dollars and shares):

Expiration Date	Exercise Price	Series C	Series D	Series D-1	Total
May 2031	$0.01	90,044	—	—	90,044
June 2031	$0.01	220,074	—	—	220,074
November 2031	$0.01	—	1,749,025	—	1,749,025
December 2031	$0.01	—	72,376	—	72,376
July 2033	$0.01	—	—	2,072,665	2,072,665
July 2033	$11.17	—	—	252,116	252,116
September 2033	$0.01	—	—	164,319	164,319
September 2033	$11.17	—	—	43,469	43,469
		310,118	1,821,401	2,532,569	4,664,088
Refer to Note 18 - Subsequent Events for the conversion of preferred stock and automatic exercise of the preferred stock warrants in connection with the closing of the Company's IPO on May 8, 2026.

NOTE 9 – BANK WARRANTS
On December 18, 2025, in connection with the 2025 Loan and Security Agreement and the 2025 Mezzanine Loan and Security Agreement, the Company issued warrants (the “2025 Bank Warrants”) to the Bank and the other lenders party thereto to purchase a total of 173,591 shares of common stock at an exercise price of $4.65 per share, subject to adjustments. The 2025 Bank Warrants will expire on December 18, 2035. The 2025 Bank Warrants are recorded as a liability in the condensed consolidated balance sheets at their allocated proceeds based on a relative fair value allocation between the 2025 Bank Warrants and the debt with an offset recorded as additional debt discount to be amortized.
In conjunction with the 2024 Amendment, the Company issued warrants to the Bank to purchase 43,343 shares of common stock, at an exercise price of $2.31 per share (the “2024 Warrants”). The 2024 Warrants will expire on March 27, 2034. The estimated initial fair value of the 2024 Warrants in aggregate was $0.1 million and was computed using an option pricing method with the following assumptions: a term to maturity of 10 years; a risk-free rate of 4.20%; a dividend yield of zero; and expected volatility of 52.80%. The Company recorded the 2024 Warrants as a liability in the Company’s consolidated balance sheet and capitalized the fair value of the warrants as a deferred asset related to the 2024 Amendment. The 2024 Warrants also provide for 65,015 additional shares of common stock to be made available for exercise to the Bank should the Company draw on the term loan commitment as provided for by the legacy Loan and Security Agreement. On December 18, 2025, in connection with the 2025 Amendment, the Company entered into an amendment to reduce the number of additional shares from 65,015 to 21,655 shares of common stock and also provided that the 2024 Warrants will be exercisable for all 21,655 additional shares of common stock. After such amendment, the 2024 Warrants are exercisable for a total of 64,998 shares of common stock. The 2024 Warrants continue to be classified as a liability in the Company’s consolidated balance sheet as of December 31, 2025, and any changes in fair value from such liability are recorded in Other income, net on the Company’s consolidated statement of operations. On February 16, 2026, certain option rights expired which precluded the 2024 Warrants from being classified as equity. Following the expiration of these option rights, the 2024 Warrants were fair valued and reclassified as equity in the condensed consolidated balance sheets, with the change in fair value as of February 16, 2026 recognized in earnings.
On February 27, 2020, in connection with a mezzanine loan and security agreement between the Company and the Bank, the Company issued warrants to the Bank (and certain additional lenders) to purchase a total of 280,600 shares of common stock at an exercise price of $2.29 per share (the “Mezzanine Warrants”). The Mezzanine Warrants will expire on February 26, 2032. The Company recorded the Mezzanine Warrants as equity in the Company’s consolidated balance sheets and capitalized the fair value of the warrants as a component of the debt discount.
On March 12, 2019, another amendment was made to the Original Bank Warrant in order to remove the provisions for further adjustments. On March 12, 2019, the Company issued a warrant (the “New Bank Warrant”) to the Bank to purchase 25,428 shares of common stock at an exercise price of $0.77 per share and will expire on March 11, 2029. The Company recorded the New Bank Warrant as equity in the Company’s consolidated balance sheet and capitalized the fair value of the warrants as a component of the debt discount.
On June 27, 2017, the Company entered into the Loan and Security Agreement to provide one or more loans or other extensions of credit as described in Note 7. In conjunction with the Loan and Security Agreement, the Company issued a warrant (the “Original Bank Warrant”) to the Bank to purchase 47,700 shares of common stock, at an exercise price of $0.23 per share. The Original Bank Warrant will expire on June 26, 2027.

As of March 31, 2026, the following equity and debt classified warrants to issue stock of the Company remain outstanding:

Original Issuance Date	Expiration Date	Exercise Price	Warrants Issued	Warrants Currently Exercisable
June 2017	June 2027	$0.23	47,700	47,700
May 2018	June 2027	$0.23	15,900	15,900
May 2019	March 2029	$0.77	25,428	25,428
May 2019	March 2029	$0.77	25,429	25,429
February 2020	February 2032	$2.29	112,240	112,240
February 2020	February 2032	$2.29	112,240	112,240
February 2020	February 2032	$2.29	56,120	56,120
March 2024	March 2034	$2.31	64,998	64,998
December 2025	December 2035	$4.65	173,591	173,591
			633,646	633,646
NOTE 10 – STOCK INCENTIVE PLAN
In 2015, the Company adopted a stock incentive plan (the Plan) under which it may grant stock options, stock appreciation rights, stock awards, restricted stock units, performance awards or other stock-based awards.
Share-based compensation expense is recognized on a straight-line basis, over the applicable vesting period. Total share-based compensation expense for the three months ended March 31, 2026 and March 31, 2025 was $2.3 million and $0.8 million, respectively. This is recognized in the consolidated statement of operations as follows: $0.4 million in direct cost of sales, $0.9 million in research and development, and $1.0 million in selling, general and administrative expenses for the three months ended March 31, 2026 and $0.1 million in direct cost of sales, $0.4 million in research and development, and $0.3 million in selling, general and administrative expenses for the three months ended March 31, 2025.
Time vested and performance vested options
Presented below is a summary of the status of the time vested stock options under the Plan for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026[1]	12,868,649	$2.78
Granted	2,032,227	11.42
Exercised	1,144,992	2.07
Forfeited	331,362	4.48
Expired	14,650	3.05
Outstanding at March 31, 2026	13,409,872	$4.11
_______________
(1)The January 1, 2026 balance has been adjusted from previously reported amounts to reflect an immaterial reduction of 377,671 options. This adjustment did not have a material impact on the Company's previously issued consolidated financial statements or share-based compensation expense.

Presented below is a summary of the status of the performance vested stock options under the Plan for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026	1,428,951	$2.65
Granted	—	—
Exercised	106,563	3.08
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2026	1,322,388	$2.61
As of March 31, 2026, there was $22.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan, expected to be recognized over a weighted average remaining period of 2.9 years.
RSUs
In September 2025, the Board awarded and issued 182,786 RSUs at a grant date value of $4.65 per share, and in the first quarter of 2026 the Board awarded and issued an additional 1,120,052 RSUs at a grant date value of $17.66 per share . These RSUs contain a four-year ratable vesting from the grant date and are contingent based upon either an initial public offering or a change of control occurring within the next five years from the grant date. As the RSUs vest based upon an initial public offering or change of control event, no amounts were expensed for the three months ended March 31, 2026 (refer to Note 1 - Nature of Business and Basis of Presentation). There were no forfeitures or expired units related to these awards during the three months ended March 31, 2026. The total unrecognized compensation related to these RSUs was $13.6 million as of March 31, 2026.
NOTE 11 – ACCRUED EXPENSES AND CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following on March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Accrued salary and benefits	$7,351	$4,119
Accrued other expenses	3,417	721
Accrued taxes and fees	484	161
Other current liabilities	406	16
Total	$11,658	$5,017
NOTE 12 – SEGMENT REPORTING
The Company operates as a single operating and reportable segment. The chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, evaluates financial performance and allocates resources using consolidated net income.
The CODM reviews expenses on a consolidated and aggregated basis rather than by individual category. Significant expense categories considered in assessing performance include direct cost of sales (excluding depreciation and amortization), indirect labor and related costs, depreciation and amortization, indirect professional fees, stock based compensation, other operating expenses, other non-operating income (net) and benefit for income tax, all of which are included within the Company’s consolidated results and are consistent with the CODM’s measure of consolidated net income. There have been no changes in the Company’s operating segment structure, the CODM, or the measures used to assess segment performance during the interim period. Accordingly, the Company has not presented separate segment financial information for the interim period.

NOTE 13 – INCOME TAXES
The benefit for income taxes was $20 thousand (0.2%) and zero (—%) for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance.
NOTE 14 – LEASES
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company made an accounting policy election under ASC 842 not to recognize right-of-use (ROU) assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes in an index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. Payments for terminating the lease are included in the lease payments only when it is probable they will be incurred. The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Non-lease components that are variable in nature are recorded in variable lease expense in the period incurred.
The Company leases premises for general office and administrative purposes from unrelated parties under operating lease agreements that have remaining terms of 0.25 to 9.25 years. Options to extend a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
Lease expense:
Operating lease cost	$1,505	$875
Total lease cost	$1,505	$875
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect, individually or in the aggregate, on the Company’s financial position, results of operations or cash flows.

During the three months ended March 31, 2026 the Company reached a settlement with a third-party vendor related to an ongoing litigation claim. The Company has recorded $0.5 million in selling, general and administrative expense related to this settlement.

Balance December 31, 2025	$500
Legal accrual loss settlement	(500)
Balance March 31, 2026	$—
NOTE 16 – NET LOSS PER SHARE
Basic and diluted net loss per share were the same for the three months ended March 31, 2026 and March 31, 2025 as all potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands except per share amounts):

	For the three months ended
	March 31, 2026	March 31, 2025
Basic net loss per share
Numerator:
Net loss	$(8,989)	$(1,591)
Preferred stock dividends	(548)	(548)
Income allocated to participating securities	—	—
Net loss attributable to common stockholders, basic and diluted	$(9,537)	$(2,139)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic	8,359,379	7,232,097
Net loss per share, basic and diluted	$(1.14)	$(0.30)
Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments, and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
Stock Options	14,472,651	12,181,326
RSUs	1,302,838	—
Warrants for Common Stock	1,536,142	1,670,554
Convertible Preferred Stock	68,987,988	62,425,315
Total	86,299,619	76,277,195
NOTE 17 – FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, debt, accounts payable, contingent consideration, bank warrants and at-the-money warrants. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value due to the relatively short maturity of these instruments. Due to the variable rate nature of the Company’s debt, the carrying value of debt approximates the fair value of debt.
The fair value of the contingent consideration, bank warrants and at-the-money warrants is based on significant inputs not observable in the market, such as volatility, risk-free rate, and expected term, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company used a market approach based on the most recent arms-length transaction to estimate the enterprise value of the Company and then allocated the enterprise value to the liability-classified warrants using an option-pricing model. The ISA contingent earnout liability is recorded at the fair value of the potential future payments to the sellers based on the achievement of specified revenue thresholds over the earnout period. Changes in the fair value of the contingent consideration and at-the-money warrants related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss.
The ISA deferred consideration is recorded at the fair value of the future payments to the sellers of ISA based on the passage of time which may vary based upon a Liquidation Event as defined by the Merger Agreement.
The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively.

	Level 1	Level 2	Level 3	Total Fair Value Measurement at March 31, 2026
Liabilities:
ISA deferred consideration	$—	$—	$14,400	$14,400
ISA Contingent earnout liability	—	—	30	30
2025 Bank Warrants	—	—	2,128	2,128
At-the-Money Warrants	—	—	3,590	3,590
Total liabilities held at fair value	$—	$—	$20,148	$20,148

	Level 1	Level 2	Level 3	Total Fair Value Measurement at December 31, 2025
Liabilities:
ISA deferred consideration	$—	$—	$13,500	$13,500
ISA Contingent earnout liability	—	—	300	300
2024 Bank Warrants	—	—	658	658
2025 Bank Warrants			1,415	1,415
At-the-Money Warrants	—	—	2,194	2,194
Total liabilities held at fair value	$—	$—	$18,067	$18,067
There were no transfers between levels during the three months March 31, 2026. Changes in the fair value of Level 3 financial liabilities were as follows:

	Warrant Liability	Deferred Consideration	Contingent Consideration
Balance December 31, 2025	$4,267	$13,500	$300
Loss (gain) included in earnings due to fair value adjustment	2,293	900	(270)
2024 Bank Warrants reclassified to equity	(842)	—	—
Balance March 31, 2026	$5,718	$14,400	$30
NOTE 18 – SUBSEQUENT EVENTS
The Company evaluated its March 31, 2026, financial statements for subsequent events through June 18, 2026 the date the financial statements were issued. Please note the following subsequent events:
Initial Public Offering
As noted in Note 1 - Nature of Business and Basis of Presentation, on May 8, 2026, the Company closed its IPO of 18.4 million shares of its common stock, inclusive of the exercise in full of the underwriters' option to purchase 2.4 million additional shares, at a public offering price of $26.00 per share, resulting in gross proceeds of approximately $478.4 million. The Company received net proceeds of $435.9 million, net of $33.5 million of underwriting discounts and commissions and $9.0 million of offering costs.

In connection with the closing of the IPO, all outstanding series of Preferred Stock converted into 68,987,988 shares of common stock and all outstanding preferred financing warrants were automatically exercised into 3,928,050 shares of common stock.
The proceeds from the IPO were used to repay $49.7 million of outstanding borrowings and associated fees under the 2025 Loan and Security Agreement and the 2025 Mezzanine Loan and Security Agreement, and to fund a deferred payment of $7.5 million related to the acquisition of ISA, with the remaining balance being used for general corporate and working capital purposes.
The $7.5 million payment to ISA above represented satisfaction of a deferred liquidity event cash payment of $15.0 million, less an additional $7.5 million cash holdback retained by the Company to address specified matters described in the Merger Agreement.

2026 Credit Agreement

On May 19, 2026, the Company entered into a new senior secured revolving credit agreement (the “2026 Credit Agreement”) with Bank of America, N.A. The 2026 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility”), maturing on May 19, 2031. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to, at the Company’s option, either (i) Term SOFR plus an applicable margin of 2.25% to 3.00% per annum, or (ii) an alternative base rate plus an applicable margin of 1.25% to 2.00% per annum, in each case based on the Company’s Total Net Leverage Ratio. A commitment fee ranging from 0.250% to 0.500% per annum applies to unused commitments under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by each of the Company’s existing and future material domestic subsidiaries and is secured by first-priority liens on substantially all of the Company’s and the guarantors’ personal property assets and certain equity interests, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants and requires the Company to maintain compliance with the following financial covenants, each tested quarterly on a trailing four fiscal quarter basis: (i) a maximum Total Net Leverage Ratio as defined by the 2026 Credit Agreement, commencing at 3.50:1.00, and (ii) a minimum Interest Coverage Ratio as defined by the 2026 Credit Agreement of 3.00:1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of HawkEye 360, Inc. (the “Company,” “HawkEye 360,” “we,” “us,” and “our”) should be read together with our unaudited condensed consolidated financial statements as of, and for, the periods presented, in each case together with related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis should also be read together with the section entitled “Risk Factors.” The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that might cause future results to differ materially from those contained in or implied by any forward-looking statements include, but are not limited to, those discussed in Item 1A. “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q.
Overview
HawkEye 360 provides secure end-to-end signals solutions which are tightly integrated into the fabric of national security architectures. As a trusted signals intelligence partner to the U.S. Government and its allies, we are the first commercial space-enabled defense technology company to disrupt electronic warfare at scale. We deliver shareable, battlefield-proven RF intelligence that supports Warfighters during varied cycles of geopolitical volatility. We operate across the entire value chain from design and build to data collection, to processing and analysis, delivering capabilities and insights to customers throughout our global allied defense landscape.
We are disrupting the defense technology industry through our transformational strategy focused on new on-orbit capabilities, signal processing enhancements, and optimization of our AI/ML analytics algorithms using our expansive RF emitter database. Our algorithms are designed, improved, and validated on over one billion data points from our proprietary signals archive, uniquely collected by our sensor network. With over 30 satellites on orbit and additional clusters in development, we maintain a robust global operational footprint and are committed to expanding our reach, improving our revisit rate and latency, and accelerating product delivery to our customers. We operate across classified and unclassified data, leveraging relationships with the Department of War (the "DoW") and the U.S. intelligence community and the international equivalents of our allies around the globe.
Our product is a commercial, shareable data solution which addresses the need for U.S. and allied governments to access actionable intelligence directly. We developed a fully integrated RF data platform encompassing collection, end-to-end signal processing, signals library, and proprietary analytics. As a result, we believe we are indispensable to national security architectures across the value chain. Our dual-domain capability also allows us to scale into broader commercial applications. The combination of these business characteristics supports our scalable, cost-effective financial model. We actively augment and fill intelligence gaps for our customers while building out their national SIGINT capabilities through training, analytics, dedicated hardware development, and customized intelligence platforms. Examples of our solutions include customized SIGINT solutions, maritime intelligence, military radar monitoring, GNSS jamming and spoofing detection, communications mapping, tactical ISR support, and core signal processing algorithms used in national government SIGINT systems.
Our products serve the world’s most demanding customers, addressing their highest-priority defense needs with precision and agility.
We have invested significant resources to build a highly capable end-to-end operating model. This includes designing and building payloads and satellites, as well as owning and operating satellite constellations and processing and analyzing data through our proprietary collection mechanisms. Our model enables us to serve customers across the value chain and meet their specific needs. This vertical integration allows us to run our system at scale and capture network effects, such as rapidly tailoring algorithms based on new signal knowledge, iteratively modifying satellite payloads to better detect new emitters, or leveraging the scale of collected data to identify new signals and further improve our products. Our nimble business model allows us to move quickly, building out capacity ahead of customer demand. As a result of our fixed cost investment to date, our operating model is highly capital-efficient.
We report our financial and operating results as a single segment based on the consolidated information used by the chief operating decision-maker to allocate resources and to evaluate financial performance. We do not manage our business or allocate our resources based on the products or services we offer to our customers. Rather, we focus on delivering quality products and services that meet the needs of each customer.
We have consistently grown and scaled our business rapidly to date. Our ability to generate measurable impact for our customers across mission critical applications has enabled our business to achieve significant and durable revenue growth. While generating growth at scale, we continue to benefit from our strong operating leverage in our business. For the three months ended March 31, 2025 to the three months ended March 31, 2026, our revenue grew from $23.0 million to $49.8 million. For the three months ended March 31, 2026 and 2025, our net loss was $9.0 million and $1.6 million, respectively, while our Adjusted EBITDA showed a gain of $7.4 million in March 2026 compared to a gain of $3.8 million in March 2025. As we scale our business, our existing fixed costs and capital investments support greater revenue generation.
We have several initiatives that we believe will allow us to generate additional revenue on our existing fixed investment. Firstly, low-latency payloads and new Block 3 satellite technology should improve our capital efficiency by leveraging new cost-effective collection mechanisms. We are also expanding our signal processing sources and capabilities, resulting in higher revenue production per each passing. Finally, we are beginning to re-sell subscription data, creating a new revenue source with high incremental margins. These investments are supported by strategic investments in R&D, engineering talent, satellite infrastructure, and future capacity.
We are focused on continuing to grow our revenue quality by focusing on initiatives to enhance RF capabilities for significant customer expansion, improving our latency and tactical applications, and growing our RF utilization across domains. These initiatives further support our future growth opportunities.

Our Business Model
We provide tailored solutions to address our customers’ needs and seamlessly integrate with their existing workflows to become a critical intelligence partner. We provide our customers with both tailored analytics and insights as well as data licensing opportunities. Our unclassified, shareable data, and analytics products business models create a range of use cases for end customers, enhancing interoperability and mission effectiveness.
The following areas are key aspects of our business related to our financial model.
Product and Service Delivery
To date, the majority of our data and insights delivery has occurred through customer-tasked signal collection and analytics. Our customer relationships begin with discrete tasks, and evolve to include additional products, greater frequency, and increased volume of data over time. Each data tasking contract offers a network of revenue opportunities to include re-purposing of data collected for multiple customers and performing prescribed analytics and gathered insights for different customers on a singular set of data. The majority of our revenue is derived from customers who pre-book tasking capacity. This provides significant visibility into our forward revenue, expanding the duration of our long-term customer contracts.
As we become integrated with government and allied customers, our sales cycle shortens. Our tasking model allows us to scale revenue efficiently with existing customers at low fixed costs, creating a highly profitable business model, as new data and insights are sold. We have begun to evolve this model to include subscriptions to highly relevant data in congested areas of interest (for example, data relating to vessels operating in the South China Sea). These subscriptions are HawkEye 360-tasked collections that are sold as a feed to multiple subscribed customers.
Following the acquisition of ISA, we provide advanced signal processing solutions for critical national systems in support of the US intelligence community. We leverage a deep understanding of signals, signal processing techniques, and mission objectives, combined with a full range of high performance computing techniques to serve as the preeminent developer for the US government in this domain. We also deliver services tied to US government SIGINT systems, including mission management, command and control, and edge processing.

Across all products, revenue is recognized at a point-in-time or over time as data or services are delivered to the customer.

Our Customers
Our customers are a mix of U.S. Government defense, intelligence, diplomatic, and national security agencies, as well as international governments. Our diverse mix of customers and products creates a business model with limited customer concentration and broad applicability across use cases. We generate our revenue from a mix of U.S. Government entities and international allied entities. For the three months ended March 31, 2026, our U.S. customers, which are predominantly U.S. Government entities, accounted for 58% of our revenue, while our customers in UK and Japan accounted for 14 % and 10% respectively, of our revenue, and our other non-U.S. customers, in the aggregate, accounted for 18% of our revenue. No other country made up more than 10% of our consolidated revenues during the three months ended March 31, 2026 and 2025.
We have established relationships with U.S. customers, primarily the U.S. Government through programs of record. U.S. customers contributed to a total of $28.9 million in revenue for the three months ended March 31, 2026 (of which $15 million was recognized through contracts with ISA which was acquired in December 2025) as compared to $14.9 million in revenue for the three months ended March 31, 2025. Certain accounts function broadly to serve multiple customers across the U.S. Government and multiple constituencies within those organizations. These U.S. Government customers, which span both intelligence and warfighting communities, include:
•An agency of the U.S. federal government, with which we will have held several contracts spanning almost eight years upon the end of the contracts' terms.
•The National Geospatial-Intelligence Agency (the “NGA”), with which we maintain a close relationship of more than four years over several contracts. In September 2024, the NGA awarded a contract extension for RF emitter data and submitted a task order for emerging commercial analytics services.
•The U.S. Space Force and its Joint Commercial Operations cell (the “JCO”), with which we will have held several contracts spanning nearly two years upon the end of the contracts’ terms. The JCO partners with commercial providers to deliver diverse, timely space domain awareness (“SDA”) capabilities.
Our diverse international customer base is supported by customers located in the Asia Pacific region (“APAC”), Europe, Middle East and Africa region (“EMEA”), and the Americas / Other. International customers contributed a total of $20.9 million and $8.1 million in revenue for the three months ended March 31, 2026 and 2025, respectively. These international customers for March 2026 include:
•Customer B in APAC, for which our combined contracts spanning almost three years generated $4.8 million in revenue for the three months ended March 31, 2026.
•Customer E in EMEA, for which our combined contracts over four years generated $5.0 million in revenue for the three months ended March 31, 2026.
U.S. and International Go-to-Market Strategy
We have developed a sophisticated go-to-market strategy that allows us to efficiently and effectively sell to government customers at scale. Our sales motion targets customers with the appropriate budgets, needs, and capabilities to leverage RF data at scale, and we proactively address our customers’ needs. Existing engagements allow us to identify new tasking opportunities even before our customers prepare formal requests for proposals. We leverage our technology to become embedded in our customers’ workflows. When customers adopt our platform, they often immediately realize the benefits and mission-critical nature of our analytics and insights, leading to a cycle with growth in both contract scope and value over time.
Domestically, our contracts with the U.S. Government are differentiated from traditional procurement channels, moving rapidly from sales engagement to proposal and contract award. We use our flexible, well-funded contract vehicles to identify and generate end market demand and get on contract rapidly. Internationally, we have a robust sales and business development team that works with partners to identify the appropriate procurement agency and mechanism needed to purchase our data on behalf of international end users. We have a proven process for establishing marketing and pre-sale licenses to enable our international business development efforts. We engage with international customers both from the “bottoms up” to capture and address operational working requirements and, at the same time, from the “top down”

to ensure we have the appropriate level of political and senior customer buy-in and support for our engagement, which often involves liaison with associated U.S. Government embassy, White House, and State personnel.
Additionally, we work with local resellers and partners, including under exclusive reseller arrangements, where we are legally obligated to do so or where they provide additional access and local content that can help serve our customer.
“Land and Expand” Sales Motion
We serve data customers through a “land and expand” upsell model. Our typical data customer solution leverages our products as the foundation, and incorporates additional data sources, software, tools, or IT hardware to meet bespoke customer needs. These contracts typically begin with a “test and evaluate” phase which are normally one to three month engagements, where we prove our mission utility to the customer and secure the necessary Technical Assistance Agreements for commercial export from the U.S. Government, when needed for sales to international customers. From there, we move to operational contracts for a subset of products, before expanding to additional products and a greater scope of analytics.
We have steadily expanded consumption of data, processing, and insights over time, reflecting larger consumption per customer. Larger consumption per customer is driven both by an increase in quantity of collections per customer and expanding the deployment of additional products and services with existing customers. We have grown the number of revenue generating collections annually. We price our products based on value delivered to the end consumer and not based on cost. Our customers recognize the value our services provide, and our pricing strategy has evolved over time in line with the enhanced value we deliver to customers. We have invested significantly in R&D to develop hardware and software enhancements, providing further value to customers. We have also demonstrated a track record of increasing term lengths as our engagements with individual customers mature over time.
Bolstered by the legacy ISA team's reputation for domain expertise and execution excellence, we continue to grow through the expansion of on-contract services and the award of new contract opportunities. Our customers routinely award Engineering Change Proposals (ECPs) on our existing contract vehicles to address a continued evolution of customer challenges and mission requirements related to our signal processing solutions. We've also built a robust pipeline of opportunities tied to renewal of enduring programs, next generation architecture, edge processing, and delivery of exquisite payloads.

Customer Relationships
Our platform is mission-critical for our customers, and we have a long history of serving these customers, building highly specialized signals algorithms, software and hardware for strategic and tactical applications. The long-term nature of our customer relationships drives meaningful predictability and visibility into future revenue. Our unclassified and shareable data model enables extended use cases for end customers, enhancing interoperability and mission effectiveness, as well as commercial revenue applications. As a result, we become embedded in our customer workflows and become critical for their ability to consistently achieve respective mission requirements. The data and insights we sell become integral to our customers’ workflows. We have retained and grown the vast majority of all key accounts, and much of our business is long-running contracts that are regularly renewed, often without a competitive process.
Backlog
Backlog is a key measure of our business. Our backlog supports predictable revenue expansion through a recurring model, enabling forward revenue visibility. Our backlog was $302.7 million as of December 31, 2025 and $285.0 million as of March 31, 2026.
Our backlog represents the portion of legally binding contracts that are expected to result in future revenue. Backlog may also include change orders for any contracts that have been formally contracted. This includes firm contracts that contain remaining performance obligations, including the cancellable portion of the contract value for contracts that provide the customer with a right to terminate for convenience without incurring a substantive termination penalty. Backlog also can include up to the remaining ceiling on single award IDIQ contracts where no task orders have been issued. Backlog excludes the value of unexercised options to extend contracts, the value of multi-award IDIQ contracts, and the value of any contracts, or a portion thereof, where management deems execution to be unlikely to result in revenue due to customer-specific or other factors. See “—Key Performance Indicators and Non-GAAP Financial Measures” below for more information on backlog.

Trends and Key Factors Affecting Performance
Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below. For a further discussion of the factors affecting our results of operations, see “Risk Factors.”
Macroeconomic Pressures
In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the defense technology market. Increasing global tensions have led to surging global defense budgets amidst an urgent need for advanced technology capability to counter near-peer threats. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. In addition, the global trade environment is uncertain and rapidly evolving as a result of substantial new tariffs, and other restrictive trade policies. Trade disputes, trade restrictions, tariffs, and other geopolitical tensions between the U.S. and other countries, including our U.S. allies, may lead to market disruptions and supply chain interruptions, and exacerbate unfavorable macroeconomic conditions. The potential impact of existing and future tariffs on our business and results of operations will depend on their timing, duration, and magnitude.
Government Environment and Regulations
Our industry is affected by U.S. and international government budget and spending levels, including shutdowns of the U.S federal government due to a lapse in appropriations, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the space and defense sector. National security and advancements in space-based technologies and defense capabilities are core focuses of the U.S. Government on a bipartisan basis and closely align with the key messages from the current U.S. presidential administration regarding space. Additionally, international U.S. allies are interested in building independent sovereign capabilities. Government expenditures and policy evolutions favorable to and emphasizing the usage of commercial technologies in the defense procurement process have fueled our growth in recent years and have resulted in our continued ability to secure increasingly valuable contracts as well as the ability to continue financing the growth and development of our business. We expect our total addressable market to reach approximately $34.0 billion by 2030, driven by significant growth in processing and analytics capabilities beyond data collection where we excel. Any changes in budget and spending levels, policies, or priorities, may have an adverse impact on our business and operating results. In addition, U.S. and non-U.S. Government procurement regulations impose various operational requirements on government contractors. Non-compliance with any of these regulations could materially and adversely affect our operating results.
Our Technology
We are successful because of the strength of our software and technology. We leverage five years of battle-tested data to turn raw spectrum into actionable intelligence, which is built on years of contested-environment data collection and a mature processing pipeline. We employ our proprietary AI algorithms to identify, track, analyze, and predict specific emitters, converting data into insights for Warfighters. We have recruited engineers with prior experience in premier government signal processing environments and nearly half of our personnel hold security clearances. In this market, even small algorithmic and data gains drive outsized operational impact, making our intellectual property rare and defensible. We expect to continue to innovate our software and technology, but any difficulties in achieving or effectively continuing to innovate could have a negative effect on our operating results.
Ability to Continue to Expand our Service Offerings
To continue gaining market share and attracting customers in the near term, we are focused on expanding market penetration by delivering improved RF intelligence capabilities to existing and new customers. We intend to transform RF intelligence into a fully automated, globally persistent, real-time capability to better serve the operational mission. By reducing end-to-end latency from hours to minutes – and ultimately to seconds – we intend to enable insights fast enough to support tactical decision-making for missions such as Warfighter support, long-range fires, tactical ISR, and Golden Dome defense systems. In parallel with our continuous improvement of capabilities and latency, we are evolving beyond data delivery with the goal of becoming a global, multi-domain RF intelligence provider. We intend to expand our operations and offerings significantly, but any difficulties in achieving or effectively managing our growth could have a negative effect on our operating results.
Acquisitions
We consider strategic acquisitions of businesses and other investments to expand our collection and processing capabilities, deepen vertical integration, and accelerate entry into adjacent mission areas, with the goal of expanding our current portfolio and accessing new customers and technologies. Our recent acquisition of ISA, coupled with our acquisition of Aurora in December 2023 (the “Aurora Acquisition”) enhances our existing offerings by providing multi-domain, low-latency automated payloads, expanded ground processing, and highly trusted service support for the signals intelligence community. We target companies that not only enhance our technical capabilities but also embed us more deeply into our customers’ mission workflows. By integrating strategic acquisitions with our strong internal execution, we aim to build a broader product and service offering with a goal of enhancing our growth and market share. These strategic transactions may be costly, time consuming and challenging to consummate and/or integrate with our existing businesses and may result in fluctuations in our operating results and financial position across periods that may be unrelated to our underlying performance. Any particular acquisition or other investment we make could prove less successful than anticipated and have a negative effect on our business.
Key Performance Indicators and Non-GAAP Financial Measures
We focus on a variety of key performance indicators and non-GAAP financial measures to plan, measure and evaluate our business and financial performance, identify key trends affecting our business, inform our strategic business decisions, and develop operational goals for managing our business.
We believe that these key performance indicators and non-GAAP financial measures provide useful information to investors and others by allowing for transparency with respect to key metrics used by management in our financial and operational decision-making. These metrics may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Our calculation of key performance indicators and non-GAAP financial measures may be different than or otherwise not comparable to similarly named metrics used by other companies.
The following table presents a summary of our key performance indicators and non-GAAP financial measures for the three months ended March 31, 2026 and 2025.

(in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
Key Performance Indicators
Net income (loss)	($8,989)	($1,591)
Net cash (used in) provided by operating activities	($3,274)	($7,478)
Non-GAAP Financial Measures
Adjusted EBITDA(1)	$7,390	$3,847
Free Cash Flow (1)	($7,329)	($10,672)
_______________
(1)Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. For definitions of Adjusted EBITDA and Free Cash Flow, as well as reconciliations to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please see “—Non-GAAP Financial Measures” below.

(in thousands)	As of March 31, 2026	As of December 31, 2025
Key Performance Indicators
Backlog(1)	$285,003	$302,719

(1)See “Our Business Model—Backlog” above for more information on backlog.

Non-GAAP Financial Measures
In addition to the financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, further adjusted to remove the impact of stock-based compensation, acquisition-related costs, costs related to the IPO, settlements, and change in fair value of warrant liabilities. We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of satellites, property, and equipment.
We use Adjusted EBITDA and Free Cash Flow in conjunction with other GAAP measures to evaluate the effectiveness of our business strategies, make strategic decisions, and communicate with our board of directors and investors concerning our financial performance. We use these non-GAAP financial measures to assess our financial performance because they allow us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and capital expenditures) and other items (such as non-recurring or non-cash costs) that impact the comparability of financial results from period to period.
We believe that the presentation of these non-GAAP financial measures will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the U.S. GAAP measure most directly comparable to Adjusted EBITDA. Net cash provided by (used in) operating activities is the U.S. GAAP measure most directly comparable to Free Cash Flow. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable U.S. GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons management considers them appropriate for supplemental analysis.
In evaluating Adjusted EBITDA and Free Cash Flow, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of these non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA and Free Cash Flow in the future, and any such modification may be material. Adjusted EBITDA and Free Cash Flow have important limitations as analytical tools, and you should not consider these non-GAAP financial measures in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Adjusted EBITDA and Free Cash Flow may be defined differently by other companies in our industry and may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Adjusted EBITDA
The following table presents a reconciliation of Net Income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended March 31, 2026	Three months ended March 31, 2025
(in thousands)
Net income (loss)	$(8,989)	$(1,591)
Adjusted for:
Interest income	(800)	(906)
Interest expense	1,332	18
Benefit for income taxes	(20)	—
Depreciation and amortization	7,713	5,000
Stock-based compensation	2,333	830
Acquisition costs(1)	775	—
One-time costs related to IPO(2)	2,073	—
Settlements, net of related legal expenses(3)	50	75
Change in fair value of contingent and deferred consideration	630	—
Change in fair value of warrant liabilities	2,293	421
Adjusted EBITDA	$7,390	$3,847

_______________
(1)Represents costs for legal, advisory fees and other costs incurred in connection with the December 2025 ISA Acquisition. Refer to Note 3 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
(2)Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.
(3)Represents costs for legal fees and settlement related to litigation initiated by us against a third party, which are not part of our ordinary legal expenses and not reflective of our core operating performance
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from or used in operations that, after purchases of property, and equipment, can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet.
Free Cash Flow has limitations as a liquidity measure, and you should not consider it in isolation or as a substitute for analysis of our cash flows as reported under U.S. GAAP. Free Cash Flow may be affected in the near to medium term by the timing of capital investments, fluctuations in our growth and the effect of such fluctuations on working capital, and changes in our cash conversion cycle.
The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

(in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash used in operating activities	$(3,274)	$(7,478)
Purchases of satellites, property, and equipment	(4,055)	(3,194)
Free Cash Flow	$(7,329)	$(10,672)
Components of Results of Operations
Revenue
We generate revenue primarily from fixed price contract arrangements for RF signal mapping products that are used to analyze and track radio waves, and from signal processing technologies and services. For the three months ended March 31, 2026, fixed price contract arrangements accounted for over 77% of our revenue, and our revenue mix has remained unchanged since such period. We also sell archived data to our customers upon request as well as data on a subscription basis, which is tailored to meet the customer’s needs (i.e., providing data daily, weekly, monthly, upon request, etc.). Additionally, we have reseller arrangements with our distribution partners. Revenue under resell arrangements is generally recognized net of any reseller discounts, as the reseller is considered our customer, when the products are delivered to the reseller, provided all other revenue recognition criteria are met. The agreements can be single year or multiyear and often contain minimum commitments by year. For agreements that call for upfront payments of the minimum commitments, revenue is deferred until a sale of our product occurs.
We address our customers’ needs through the delivery of data and analytics that provide intelligence across the following applications: Maritime Intelligence, Military Radar Monitoring, GNSS Jamming Detection, Communications Mapping, and Spectrum Exploitation through the collection and delivery of data. The data delivered may be unprocessed or processed depending on the client’s needs. For arrangements where the performance obligation is the collection and delivery of data, revenue is recognized at a point-in-time as data is delivered to the customer.
Services provided to the customer may also include professional services, which include on-site data analytics support, studies, trainings services, and other general support services. Professional services revenue including on-site data analytics support and studies are recognized over time
Revenues from our recent acquisition of ISA are derived primarily from long-term contracts with U.S. government agencies and prime contractors to provide engineering services, systems integration and mission support. Contracts are executed under Federal Acquisition Regulation (“FAR”) and include cost-plus-award-fee, cost-plus-fixed-fee, firm fixed-price, time-and-materials and cost-reimbursement arrangements.
Direct cost of sales, excluding depreciation and amortization
Cost of sales primarily includes employee-related costs for personnel involved in the execution of customer contracts, such as salaries, benefits, bonuses, and stock-based compensation. To a lesser extent, cost of sales includes travel and accommodation costs, certain storage and computing expenses, and costs from professional services, including costs paid to subcontractors, solution partners and certain third-party fees which directly relate to revenue generating contracts.
Indirect cost of sales, excluding depreciation and amortization
Indirect cost of sales includes expenses such as indirect travel, allocated indirect fringe costs and other expenses and departmental costs that are related to the fulfillment of contract performance obligations but are not directly attributable to a single revenue-related contract. For certain governmental contracts that are governed by Cost Accounting Standards (“CAS”) requirements, these costs are considered expenses which are allowable and included in our total estimated contract costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of employee-related costs including salaries, stock-based compensation, and benefits for legal, finance, information technology, sales, and human resources staff which are otherwise not allocated to indirect cost of sales for our CAS contracts. Expenses also consist of consultant expenses, sales commissions, costs associated with professional services, marketing events, and office occupancy-related costs.
We expect selling, general and administrative expenses to increase in the future as we incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
Research and development expenses
Research and development costs consist of hardware and software research and development including designing, developing, and testing new satellite and sensor technology and data science modeling and algorithm development related to our platform. Our research and development expenses consist of employees’ salaries, taxes and benefits, consultant expenses, certain software and storage expenses, and materials and supplies which are otherwise not allocated to indirect cost of sales for our CAS contracts.
Depreciation and amortization
Depreciation and amortization costs include the depreciation of satellites, machinery, and equipment, as well as the amortization of finite-lived licenses and patents, trade names, and government contracts and developed technology.
Interest income
Interest income primarily relates to interest earned on cash and cash equivalents.
Interest expense
Interest expense consists of charges on the senior term loan entered into under the Third Amended and Restated Loan and Security Agreement and the mezzanine term loan entered into under the Mezzanine Loan and Security Agreement (together, the "2025 Loans") and the amortization of debt issuance costs incurred to obtain financing under our Loan and Security Agreements (as defined below), as well as the allocation of proceeds to warrants issued to the lender. Debt issuance costs are amortized over the term of the individual agreements using the effective interest method. We also recognize debt issuance costs under the Loan and Security Agreements. These costs are recorded as a reduction of our principal loan balances and are amortized over the lives of the Loan and Security Agreements, respectively, using the straight-line method.

Other income, net
Other non-operating income, net primarily includes adjustments to fair value associated with the contingent consideration, bank warrants and at-the-money warrants, and ISA deferred consideration as described in Note 17 - Fair Value Measurements.
Income tax benefit (expense)
Income tax benefit (expense) consists of federal and certain state income taxes in the United States and income taxes in certain foreign jurisdictions. We account for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in laws and rates on the date of enactment.
The benefit for income taxes was $20 thousand (0.2%) and $0 thousand (0.0%) for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance.
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2026 and 2025.

(in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	$ Change	% Change
Revenue	$44,941	$17,885	27,056	151%
Revenue from related parties	4,857	5,117	(260)	(5)%
Total Revenue	49,798	23,002	26,796	116%

Operating expenses
Direct cost of sales, excluding depreciation and amortization	16,080	4,871	11,209	230%
Indirect cost of sales and other expenses, excluding depreciation and amortization	4,340	348	3,992	1,147%
Selling, general and administrative	18,111	7,935	10,176	128%
Research and development	9,171	6,906	2,265	33%
Depreciation and amortization	7,713	5,000	2,713	54%
Total operating expenses	55,415	25,060	30,355	121%
Loss from operations	(5,617)	(2,058)	(3,559)	173%
Other income (expense):
Interest income	800	906	(106)	(12)%
Interest expense	(1,332)	(18)	(1,314)	7,300%
Loss from changes in fair value of financial liabilities	(2,923)	—	(2,923)	100%
Other income (expense), net	63	(421)	484	(115%)
Total other (expense) income, net	(3,392)	467	(3,859)	(826%)
Loss before benefit for income taxes	(9,009)	(1,591)	(7,418)	466%
Benefit for income taxes	20	—	20	100%
Net loss	(8,989)	$(1,591)	(7,398)	465%
Revenue
Total revenue increased by $26.8 million, or 116%, to $49.8 million during the three months ended March 31, 2026 from $23.0 million during the three months ended March 31, 2025, primarily driven by the factors discussed below.

Revenue from related parties totaled $4.9 million (10% of revenue) for the three month ended March 31, 2026 versus $5.1 million (22% of revenue) for the three month ended March 31, 2025. The decrease in percentage of revenue is driven by the increase in overall revenue from non-related parties.
The following table sets forth a summary of our consolidated revenue by type for the periods indicated, and the changes between comparative periods.

	For the three months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
U.S	$28,934	$14,876	$14,058	95%
International	20,864	8,126	12,738	157%
Total revenue	$49,798	$23,002	26,796	116%
U.S revenue
U.S revenue increased by $14.1 million for the three months ended March 31, 2026, or 95%, to $28.9 million for the three months ended March 31, 2026 from $14.9 million for the three months ended March 31, 2025. The increase was driven by $15.0 million from the ISA acquisition, partially offset by a $0.9 million decrease in government and other revenue due to reduced sales of RF data.
International revenue
International revenue increased by $12.7 million, or 157%, to $20.9 million for the three months ended March 31, 2026 from $8.1 million for the three months ended March 31, 2025, primarily due to stronger sales of radio frequency data, with contributions from both existing and new customers.
Direct cost of sales, excluding depreciation and amortization
Direct cost of sales increased $11.2 million, or 230% to $16.1 million for the three months ended March 31, 2026 from $4.9 million for the three months ended March 31, 2025. The increase in direct cost of sales was driven primarily by the acquisition of ISA, which accounted for $10.0 million of the year over year increase. Direct cost of sales increased as a percentage of revenue from 21% for the three months ended March 31, 2025 to 32% for the three months ended March 31, 2026, primarily driven by increased headcount, largely attributable to the acquisition of ISA.
Indirect cost of sales and other expenses, excluding depreciation and amortization
Indirect cost of sales increased $4.0 million, or 1,147% to $4.3 million for the three months ended March 31, 2026 from $0.3 million for the three months ended March 31, 2025. The increase in indirect cost of sales was driven primarily by costs related to the ISA business acquired in late 2025, which accounted for $3.9 million of the year over year increase.
Selling, general and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $10.2 million, or 128% rising from $7.9 million for the three months ended March 31, 2025 to $18.1 million for the three months ended March 31, 2026. This growth was primarily attributable to higher compensation and professional services costs. Notable contributors included a $1.1 million increase in legal fees, $0.3 million increase in incentive compensation and bonuses, and $0.2 million increase in commission expense. Additionally, general and administrative labor costs rose by $1.5 million and consultant and temporary labor costs increased by $2.6 million. Recruiting agency fees, stock-based compensation and accounting and audit fees each grew by $0.6 million, $0.7 million and $0.6 million, respectively.
Research and development expenses
Research and development expenses increased by $2.3 million, or 33% to $9.2 million for the three months ended March 31, 2026 from $6.9 million for the three months ended March 31, 2025. The increase was primarily driven by higher employee compensation-related costs of $0.5 million, $0.3 million increase in incentive compensation and bonuses and a $0.7 million increase in indirect engineering labor. The remaining net increase of $0.8 million was spread across various R&D categories.

Depreciation and amortization
Depreciation and amortization expenses increased by $2.7 million, representing a 54% increase, from $5.0 million for the three months ended March 31, 2025 to $7.7 million for the three months ended March 31, 2026. The increase was mainly due to $1.9 million in ISA depreciation and amortization of acquisition-related intangible assets, in addition to a $0.6 million rise in depreciation expense associated with satellite assets.
Interest income
Interest income remained relatively constant for the three months ended March 31, 2026, at $0.8 million for the three months ended March 31, 2026 compared to $0.9 million for the three months ended March 31, 2025.
Interest expense
Interest expenses increased by $1.3 million, representing a 7,300% increase, from $18 thousand for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026. The increase was mainly due to interest expense on the 2025 Loans.
Loss from changes in fair value of financial liabilities
Loss from changes in fair value of financial liabilities increased by $2.9 million for the three months ended March 31, 2026, or 100% from $0 for the three months ended March 31, 2025. The increase was primarily driven by change in fair value of warrant liabilities of $2.3 million and change in fair value of contingent and deferred consideration of $0.6 million.
Other income (expense), net
Other income (expense), net increased $0.5 million for the three months ended March 31, 2026, or 594% to a gain of $63 thousand for the three months ended March 31, 2026 from a loss of $(0.4) million for the three months ended March 31, 2025. The increase was primarily driven by other income from ISA.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, debt service, acquisitions and other commitments with cash flows from operations and other sources of funding. We have historically financed our operations primarily through cash from operating activities, cash on hand, the issuance of convertible preferred stock and amounts available under our Loan and Security Agreement (as defined below). Our primary uses of cash are operating expenses, including capital expenditure, personnel salaries and benefits, acquisitions and servicing debt obligations.
Our primary source of liquidity as of March 31, 2026, is our existing cash and cash equivalents of $106.1 million.
We believe that our existing cash and cash equivalents, together with our cash from operations, will be adequate to meet our liquidity requirements for at least twelve months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on several factors, including our financial performance, which is subject to many economic, commercial, regulatory, financial, and other factors that are beyond our control.
We will also incur significant expenses as a public company that we have not incurred as a private company, including costs associated with public company reporting requirements of the Exchange Act, as well as the corporate governance standards of the Sarbanes-Oxley Act. In the future, we could be required, or may elect, to seek additional funding through the sale of equity securities or debt financing arrangements; however, additional funds may not be available on terms acceptable to us, if at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.
On May 8, 2026, the Company closed its IPO and received aggregate gross proceeds of approximately $478.4 million before deducting underwriting discounts and commissions and offering expenses. Our net proceeds were reduced by these IPO-related payments and expenses. In connection with the IPO, the Company used $7.5 million of the net proceeds to fund the deferred payment payable in connection with its December 2025 acquisition of ISA and used $49.7 million to repay all outstanding borrowings and associated fees under the Loan and Security Agreement. The repayment of this debt reduced the Company’s leverage and future debt service obligations and enhanced liquidity available for working capital and other general corporate purposes.

On May 19, 2026, the Company entered into a new senior secured revolving credit agreement (the “2026 Credit Agreement”) with Bank of America, N.A. The 2026 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility”), maturing on May 19, 2031. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to, at the Company’s option, either (i) Term SOFR plus an applicable margin of 2.25% to 3.00% per annum, or (ii) an alternative base rate plus an applicable margin of 1.25% to 2.00% per annum, in each case based on our Total Net Leverage Ratio. A commitment fee ranging from 0.250% to 0.500% per annum applies to unused commitments under the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by each of our existing and future material domestic subsidiaries and is secured by first-priority liens on substantially all of our and the guarantors’ personal property assets and certain equity interests, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants and requires us to maintain compliance with the following financial covenants, each tested quarterly on a trailing four fiscal quarter basis: (i) a maximum Total Net Leverage Ratio as defined by the 2026 Credit Agreement, commencing at 3.50:1.00, and (ii) a minimum Interest Coverage Ratio as defined by the 2026 Credit Agreement of 3.00:1.00. As of the date of this filing, we have no borrowings outstanding under the Revolving Credit Facility. We intend to use available borrowings for working capital, capital expenditures, strategic investments, and other general corporate purposes.

Debt
Prior Loan and Security Agreement
As of March 31, 2026, the Company had outstanding debt of $46.6 million. The Company’s outstanding debt consists of borrowings under its Third Amended and Restated Loan and Security Agreement and Mezzanine Loan and Security Agreement issued in connection with the acquisition of ISA. The Company’s borrowings are secured by substantially all of the Company’s assets and are subject to customary covenants and reporting requirements.
The Company pays interest on the 2025 Term Loan on the first of each month with the first payment on January 1, 2026. The Company pays interest on the 2025 Mezzanine Loan on the first of each month with the first payment made on January 1, 2026.
In connection with the issuance of the 2025 Mezzanine Loan, the Company executed new warrant agreements to issue certain new warrants (the “2025 Bank Warrants”) to the lenders of the Mezzanine Loan.
The Loan Agreements contain a number of customary representations, warranties, and covenants that, among other things, limit the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends or make other payments in respect of its capital stock; amend certain material documents; redeem or repurchase certain debt; make payments on subordinated debt; and engage in certain transactions with affiliates. The Loan Agreements also contains customary events of default, including, but not limited to: nonpayment of principal, interest, fees, or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; and the occurrence of a material adverse change. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), the obligations under the Loan Agreements may be accelerated.
Amortization of debt discounts and issuance costs on the 2025 Loans was $0.2 million and $14 thousand for the 2025 Mezzanine Loan and 2025 Term Loan, respectively, for the three months ended March 31, 2026 and is included in interest expense in the accompanying consolidated statements of operations. These costs are capitalized and amortized using effective interest method over the expected life of the 2025 Loans. The effective interest rates are 7.18% and 12.34% for 2025 Senior Term Loan and 2025 Mezzanine Loan, respectively.
The Company incurred total interest expense on the 2025 Loans of $1.4 million for the three months ended March 31, 2026, which consisted of $0.3 million for 2025 Term Loan and $1.1 million for 2025 Mezzanine Loan. The total interest expense for the three months ended March 31, 2025 was nil.
Subsequent to March 31, 2026, in connection with the IPO, the Company used $49.7 million of the net proceeds to repay all outstanding borrowings and associated fees under the Loan and Security Agreement

We also maintain performance bonds in the form of letters of credit for international customers, reported as restricted cash. As of December 31, 2024, we had three standby letters of credit from the Bank outstanding, and the total standby letter of credit reported as restricted cash was $4.6 million.
Convertible Preferred Stock and Warrants
On December 18, 2025, the Company entered into an agreement to issue 53,012 shares of Series E Preferred Stock to certain investors at $18.86 per share (the "Series E Per Share Price"). The Company received approximately $1.0 million for these shares on January 14, 2026 and subsequently issued the related shares. On January 9, 2026, we issued and sold an aggregate of 756,754 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $14.3 million. Additionally, in a closing on February 3, 2026, we issued and sold an aggregate of 5,301 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $0.1 million, in a closing on February 6, 2026, we issued and sold an aggregate of 74,217 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $1.4 million, and in a closing on February 23, 2026, we issued and sold an aggregate of 106,025 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $2.0 million.
There were 6,521 Series D-1 Warrants exercised during the period ended March 31, 2026.
Prior to the May 8, 2026 closing of the IPO, all of the Series D-1 Merger Warrants were exercised and all of the Series C Warrants, Series D Warrants and Series D-1 Warrants other than the Series D-1 Merger Warrants, to the extent vested, were automatically net exercised for an aggregate of 3,928,050 shares of our common stock, based on the IPO price of $26.00 per share.
Cash Flows
The following table summarizes our cash flows and cash and cash equivalents for the three months ended March 31, 2026 and 2025.

(in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash used in operating activities	$(3,274)	$(7,478)
Net cash (used in) provided by investing activities	(4,055)	11,537
Net cash provided by financing activities	20,751	25
Net increase in cash, cash equivalents and restricted cash	13,422	4,084
Cash, cash equivalents and restricted cash, beginning of period	97,273	71,766
Cash, cash equivalents and restricted cash, end of period	110,695	75,850
Cash Used in Operating Activities
Net cash used in operating activities improved by $4.2 million, or 56% to a net cash use of $3.3 million in the current period compared to a net cash use of $7.5 million in the prior period.
The improvement in cash used by operating activities is primarily driven by favorable working capital movements, including changes in in operating assets and liabilities, partially offset by a higher net loss of $9.0 million, compared to $1.6 million in the prior period.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was unfavorable by $15.6 million, or 135%, with a net cash use of $4.0 million in the current period as compared to a net cash provided by investing activities of $11.5 million in during the prior period. The variance was primarily driven by absence of proceeds from the redemption of short-term investments of $14.7 million in the prior period. In addition, there was a higher use of cash for the purchase of satellites, property and equipment which totaled $4.1 million in the current period, as compared to $3.2 million in the prior period.

Cash Provided by Financing Activities
Net cash provided by financing activities rose to $20.8 million in the current period as compared to a net use of cash from financing activities of $25 thousand in the prior period. The increase was primarily driven by proceeds from the issuance of preferred stock of $18.0 million in the current period. In addition, proceeds from the exercise of stock options and warrants of $2.8 million further contributed to the increase in the current period. These inflows were partially offset by payments of debt issuance costs of $85.0 thousand in the current period.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.
Business Combinations
We account for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed is recorded as goodwill. When the consideration transferred by us in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and included as part of the consideration transferred in the business combination with subsequent fair value adjustments recorded in results of operations. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to the selection of valuation methodologies, estimates of future cash inflows and outflows, discount rates, and selection of comparable companies. During the measurement period, which may be up to one year from the acquisition date, if the initial accounting for a business combination is incomplete, we may record adjustments to the fair value of assets acquired and liabilities assumed, with a corresponding offset to goodwill. Transaction expenses incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred. The operating results of acquired businesses are included in our results of operations beginning as of their effective acquisition dates.
Revenue recognition
We generate revenue primarily from contractual arrangements with the U.S. Government, prime contractors, and international customers in the intelligence, defense, maritime awareness, and crisis response sectors. Our sales are derived from a diverse stream of offerings, including mapping products that utilize our proprietary algorithms to analyze and track radio waves, on-demand access to archived data, subscription-based future data services and professional services that leverage our geospatial and intelligence expertise. We also provide engineering services, systems integration and mission support. To a lesser extent, we also partner with resellers, including exclusive resellers, who market our data products to end users, primarily in international locations where we are legally-obligated to work with a local partner.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.
Transaction prices include fixed fees, reimbursable costs and variable consideration such as award fees, which are estimated at inception and updated as performance criteria are assessed. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For arrangements with multiple performance obligations, which represent promises within an arrangement that are distinct, we allocate revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”), unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation.

We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP. When available, we use observable prices to determine SSPs. When observable prices are not available, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs.

Management’s estimates of total costs to be incurred and variable revenue to be earned are highly subjective and dependent on its past experience and operations. These estimates are inherently subject to a high degree of estimation uncertainty and may fluctuate significantly from period to period.
Stock-based compensation
We are required to estimate the fair value of the common stock underlying our equity awards when performing fair value calculations. Due to the absence of a public trading market, the fair value of our common stock underlying our stock-based awards has historically been determined by our Board, with input from management and contemporaneous independent third-party valuations.
In valuing our common stock, our board of directors has historically determined the fair value of our business using the market approach. The market approach estimates value based on observable market values for similar assets or securities. Sales and offering prices for comparable assets are adjusted to reflect differences between the asset being valued and the comparable assets, such as, location, time and terms of sale, utility, and physical characteristics. The estimated enterprise value is then allocated to our common stock using (i) the option pricing method, with an option term assumption consistent with management’s expected time to a liquidity event and a volatility assumption based on the estimated stock price volatility of a peer group of comparable public companies over a similar term and (ii) the probability weighted expected return method with respect to a scenario in which we completed an initial public offering event.
Fair Value of Warrants
We used a market approach to estimate our enterprise value and then allocated the enterprise value to the liability-classified warrants using an option-pricing model. We are required to estimate the fair value of the common stock underlying the warrants when performing fair value calculations.
Recently Issued and Adopted Accounting Standards
Recently issued and adopted accounting pronouncements are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
We are an “emerging growth company” under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our financial results may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to interest rate risk, credit risk, and inflation risk.
Interest Rate Risk
We had cash and cash equivalents of $106.1 million and $92.7 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of three months or less from the date of purchase. Marketable securities consist of U.S. treasuries. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Credit Risk
Credit risk arises primarily from receivables from our customers. We have a concentration of contractual revenue arrangements with governmental agencies and nongovernmental entities. Credit risk is managed through ongoing credit evaluations of our customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivables. The maximum exposure to credit risk at the reporting date is primarily from accounts receivables (including related party receivables) which amounted to $38.4 and $53.3 million and as March 31, 2026 and December 31, 2025, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026, due to the material weaknesses identified in our internal control over financial reporting described below.

Background of Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of December 31, 2025, we identified material weaknesses in our internal control over financial reporting at the Company and ISA. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company was identified as having a material weakness related to the design and implementation of effective controls to identify errors in the calculation and recognition of compensation expense related to stock options. ISA was identified as having material weaknesses related to (i) the maintenance of sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review and approval of journal entries, (ii) the maintenance of sufficient segregation of duties over the performance of control activities for the order to cash and procure to pay processes, and (iii) the design and implementation of effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process.

Remediation Efforts to Address Identified Material Weaknesses

Management is in the process of remediating the material weaknesses in internal control over financial reporting . The Company recently hired a Chief Accounting Officer and is in the process of hiring other qualified accounting, financial reporting, information technology, and other key management personnel with public company experience . In addition, the Company is implementing measures to address material weaknesses related to segregation of duties and information technology general controls, including reassessing roles and responsibilities, strengthening user access controls, and enhancing IT governance processes. We will not be able to fully remediate the identified material weaknesses until the ongoing steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We cannot assure you that we will be able to fully remediate the material weaknesses in a timely manner. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

Changes in Internal Control over Financial Reporting

Except with respect to the remediation measures in connection with the material weaknesses described above, during the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We currently are not party to any legal proceedings material to our operations or to which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by a government authority. Regardless of outcome, any such proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there could be no assurances that any favorable outcomes would be obtained.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The risks described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses, and evaluate our business and future prospects.
•We may not be able to generate, sustain, and manage our growth due to a variety of external factors.
•We have a history of losses, we anticipate increasing operating expenses in the future, and we may not be able to continue to achieve and maintain profitability.

•The market for our products and services is relatively novel and may not achieve the size that we expect within the time frame we expect or at all.
•Any failure of our platform to meet customer expectations, integrate into customer workflows, or perform as intended could harm our business, results of operations, and financial condition.
•Our future revenue and operating results are dependent on our ability to attract new customers, generate a sustainable order rate for our products and services, and develop new technologies to address the needs of our customers.
•Our current and future acquisitions, dispositions or strategic transactions may fail to successfully integrate with our business activities or fail to deliver the expected return on investment and could have a material adverse effect on us.
•If we are not able to maintain and enhance our brand and reputation, including as a result of news and social media coverage on any incident involving us, our competitors, or our customers, our business and results of operations may be adversely affected.
•We may not be able to convert our projects in backlog, including funded backlog, into revenue.
•We may require additional capital to support business growth, and we cannot be sure that additional financing will be available.
•Adverse global market, economic and political conditions, including military conflicts or terrorist acts, pandemics, and other catastrophic events could have a material adverse effect on us.
•The majority of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in policies of the public sector has adversely affected and could continue to adversely affect our business, results of operations, financial condition, and growth prospects.
•We depend on the U.S. Government for a substantial portion of our business. Changes in the U.S. Government’s priorities and spending, or delays or reductions in spending, could have a material adverse effect on us.
•Our contracts with the U.S. Government and certain international customers may be terminated by the U.S. Government and such international customers at any time, which could have a material adverse effect on us.
•Our international business exposes us to risks relating to regulation, currency fluctuations, and political or economic instability in international markets, which could have a material adverse effect on us.
•Our international sales and operations are subject to applicable laws relating to trade, including economic and trade sanctions and trade controls, the violation of which could adversely affect our operations.
•We rely on data collected from our satellites. If our satellite clusters and related technologies fail to operate as intended and we become limited in our ability to collect such data, it could have a material adverse effect on us.
•We depend on our current President and Chief Executive Officer and other executive officers, senior management team, and highly trained employees, and our inability to hire or retain key personnel could have a material adverse effect on us.
•If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.
•We or our subsidiaries have previously been, are currently, and may in the future be party to legal proceedings, investigations, and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could have a material adverse effect on us.
•Our business is subject to various regulatory risks that could adversely affect our operations, including a wide variety of extensive and evolving government laws and regulations.
•Our level of indebtedness could have a material adverse effect on us.
•An active trading market for our common stock may never develop or be sustained.
•As a public benefit corporation, our management of the business in a manner that balances pecuniary interests of stockholders with the interests of stakeholders and our specific public benefit, in addition to our operating in a responsible and sustainable manner, may negatively influence our financial performance.

Risks Related to Our Business and Industry
We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses, and evaluate our business and future prospects.
We have a limited operating history in a rapidly evolving industry that may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. For example, we are the first commercial provider of space-based signals intelligence (“SIGINT”), and we deliver capabilities once limited to classified domains. While our business has grown rapidly, and much of that growth has occurred in recent periods, including through acquisitions, the global radio frequency (“RF”) exploitation market may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our rapidly evolving industry, including evolving demand for our products and services from government and commercial customers, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.
We may not be able to generate, sustain, and manage our growth due to a variety of external factors.
Since our founding in 2015, we have experienced rapid growth, which has placed, and may continue to place, significant demands on our management, sales and marketing, administrative, financial, research and development, and other resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. We may not be able to maintain or accelerate our growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Failure to manage our anticipated growth could negatively affect our reputation and harm our ability to attract new customers and to grow our business.
We intend to scale and expand our operations significantly with the aim of continuously launching new satellites, developing new algorithms, and expanding our emitter database. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. If our operations continue to grow as planned, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, manufacturing, information technology, and security functions. We will also need to continue to leverage our operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support. Additionally, our continued growth could increase the strain on our resources and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees, and impact financial and operational results. If we are unable to drive commensurate growth, these costs could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.
Our success and revenue growth depend on several factors, many of which are out of our control.
We believe our success and revenue growth depends on several factors, many of which are out of our control, including our ability to:
•negotiate and execute contracts with our U.S. Government and allied international government customers;
•identify and complete acquisitions and integrate acquired companies, including personnel, systems, and business processes;

•scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•anticipate and respond to changing customer requirements;
•anticipate and respond to macroeconomic changes, including changes in U.S. foreign affairs, global security, relationships between the United States and its allies, and changes in the markets for items related to our services and products generally;
•improve and expand our operations and information systems;
•successfully compete against existing competitors and the status quo;
•manage and improve our business processes in response to changing business needs;
•effectively scale our operations while maintaining high customer satisfaction;
•hire, train, and retain talented employees at all levels of our business;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches, and other factors affecting our physical and digital infrastructure;
•adapt to changing conditions in our industry;
•comply with stringent and evolving regulations applicable to our business;
•develop new technologies;
•control expenses and investments in anticipation of expanded operations;
•upgrade the existing operational management and financial reporting systems and team to comply with requirements as a public company; and
•implement and enhance administrative infrastructure, systems, and processes.
If we are unable to accomplish any of these tasks, our revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability.
We have a history of losses, we anticipate increasing operating expenses in the future, and we may not be able to continue to achieve and maintain profitability.
We have experienced net losses in each year since our founding in 2015, other than the year ended December 31, 2025, and also experienced a net loss for the three months ended March 31, 2026. We may not be able to achieve or maintain profitability in the future. Because the markets in which we operate are evolving, it is difficult for us to predict our future results of operations. As we continue to develop our business, we expect our operating expenses to significantly increase as we make investments or acquisitions, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. When we become a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any of the foregoing could have a material adverse effect on us. We cannot make any assurances that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or a significant reduction in, spend from one or a few of our top customers would adversely affect our business, results of operations, and financial condition.
A substantial portion of our revenue is driven by a limited number of customers. Any negative changes in demand from our top customers, or in their ability or willingness to perform under their contracts with us, or in our broader strategic relationship with our top customers, would adversely affect our business, results of operations, and financial condition.
We anticipate that we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future, and in some cases, the portion of our revenue attributable to certain customers may increase in the future. The composition of our customer base, including our top customers, may fluctuate from period to period given that our customer composition has evolved and is expected to continue to evolve significantly as our business continues to grow. For a discussion of risks related to our dependence on the U.S. Government and its agencies as significant customers, see "—Risks Related to Our Government Contracts—We depend on the U.S. Government for a substantial portion of our business. Changes in the U.S. Government's priorities and spending, or delays or reductions in spending, could have a material adverse effect on us."
The market for our products and services is relatively novel and may not achieve the size that we expect within the time frame we expect or at all.
The market for our products and services has not been established with precision, as the commercialization of SIGINT and RF spectrum exploitation is a relatively recent development and continues to evolve rapidly. Our estimates of our total addressable market (“TAM”) are based on the Renaissance Study and reflect a variety of assumptions which include, among other things, expected growth in the number and deployment of sensors across domains, expansion of support services, and significant government demand, each of which is inherently uncertain and subject to change. Such assumptions may prove to be inaccurate, incomplete or overly optimistic. These estimates may be materially overstated, may not develop as projected or may not be indicative of revenue growth or future demand. Any failure of the market to grow as anticipated, or of our business to capture or maintain a share of that market, could materially and adversely affect our business, financial condition, results of operations, and prospects.
Any failure of our platform to meet customer expectations, integrate into customer workflows, or perform as intended could harm our business, results of operations, and financial condition.
Our business depends on the performance and improvement of our proprietary signals processing platform, algorithms, and analytics capabilities. Maintaining the ability to detect and locate known emitters, as well as finding new emitters our customers need, can be a complex and challenging development activity. Inability to meet the unique needs of our customers may result in customer dissatisfaction and/or damage to our reputation, which could materially harm our business. The potential commercial applications of our platform may be more limited than we anticipate. Further, the proper use of our platforms may require training of the customer and the initial or ongoing services of our engineers and solutions architects over the contract term. If training and/or ongoing services require more of our expenditures than we originally estimated, our margins may be lower than projected. If our customers are not well trained in the use of our platform, customers may defer the deployment of our platform and services, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all, which could negatively impact our business, results of operations, and growth prospects.
In addition, if our customers do not use our platforms correctly or as intended, inadequate performance or outcomes may result. It is possible that our platform may also be intentionally misused or abused by customers or third parties who obtain access and use of our platform. Because our customers rely on our platform and services to provide mission-critical capabilities for defense and intelligence applications, the incorrect or improper use or configuration of our platform, failure to properly train customers on how to efficiently and effectively use our platform, or failure to properly provide implementation or analytical or maintenance services to our customers may result in contract terminations or non-renewals, reduced customer payments, negative publicity, or legal claims against us, which could adversely affect our business, results of operations, and financial condition.
Our future revenue and operating results are dependent on our ability to attract new customers, generate a sustainable order rate for our products and services, and develop new technologies to address the needs of our customers.

Our financial performance is dependent on our ability to attract new customers and generate sustainable demand for our products and services. This can be challenging and may fluctuate on an annual basis. For example, some of our U.S. Government contracts are IDIQ contracts, which do not guarantee revenue. While these contracts define the period of performance and scope of work, they do not guarantee that we will receive any specific volume of task orders. If we are unsuccessful in receiving individual orders, our financial results could be materially adversely affected. In addition, our customers’ requirements change and evolve rapidly. If we are unable to attract new customers or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.
The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing, and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. Failure to respond in a timely and cost-effective way to these technological developments would result in serious harm to our business and operating results. For example, certain U.S. Government systems demand ultra-low latency, and as such we are developing our real-time, tactical SIGINT product to reduce end-to-end latency from hours to minutes. If we are unable to deliver favorable economics, scalability, ultra-low latency, and high resilience, our ability to meet the needs of our customers may be adversely affected, which could have a negative impact on our business. If we fail to develop, manufacture, and market innovative technologies or services that meet customers’ requirements or our technologies and services fail to achieve market acceptance more rapidly as compared to our competitors, our ability to attract new users or procure new contracts could be negatively impacted, our business may not continue to grow in line with historical rates or at all and our business, financial condition, and results of operations could be materially and adversely affected.
As we seek to meet rising demand for dedicated or sovereign systems by offering customized satellite clusters, bespoke algorithms, and specialized RF payloads, we may face significant technical, operational, and integration challenges that could delay or prevent successful deployment. Our ability to deliver these purpose-built systems, often requiring secure ground infrastructure, low-latency payloads and end-to-end capability within a customer’s region, depends on complex engineering, supply chain performance and alignment with national security architectures. If we are unable to design, deliver, or operate these systems as intended, anticipated demand for our offerings, including expected incremental recurring revenue from dedicated-capacity models, may not materialize and our growth prospects could be adversely affected.
Moreover, AI technologies have rapidly developed, and our business may be adversely affected if we cannot continue to successfully integrate AI into our platform and optimize our AI analytics algorithms in a timely, cost-effective, compliant, and responsible manner. In addition, our competitors may more successfully integrate AI technology in a way that better meets the needs of our potential customers. Moreover, if we were to use AI and the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition and results of operations may be adversely affected. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically to minimize unintended, harmful impact.
In addition, we believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures, or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets.
Our current and future acquisitions, dispositions or strategic transactions may fail to successfully integrate with our business activities or fail to deliver the expected return on investment and could have a material adverse effect on us.
The success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating their business with ours. For instance, on December 18, 2025, we acquired 100% of the outstanding shares of capital stock of Innovative Signal Analysis, Inc. (“ISA”). The success of this acquisition will depend on our ability to expand our product capabilities to provide an integrated SIGINT solutions platform, apply new analytics capabilities to our satellites and expand our processing capabilities to support existing unclassified capabilities and unlock access to classified programs for dedicated systems for the U.S. Government. We have devoted and continue to devote substantial management attention and resources to the integration of business practices and operations so that we can fully realize the anticipated benefits of acquisitions, including cost and revenue synergies. Nonetheless, difficulties may arise that could impede our ability to achieve such synergies, including the loss of key talent that may be difficult to replace. As a result, the anticipated benefits of acquisitions may take longer to realize, may not be fully realized, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition, as well as adversely impact our share price.
We also expect to make additional acquisitions in the future. The acquisition of businesses, offerings, technologies or talent that we believe could complement or expand our business platform, enhance our technical capabilities, or offer growth opportunities may not occur as planned. In addition, such acquisitions may divert the attention of management and cause unexpected expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, there are inherent risks in integrating and managing acquisitions, and we may not be able to assimilate or integrate the acquired personnel, operations, solutions, and technologies successfully, or effectively manage the combined business following the acquisition. Additionally, we may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings, existing contractual arrangements, or technology;
•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with incorporating acquired technology and intellectual property or other proprietary rights into our platform and maintaining quality and security standards consistent with our brand;
•inability to identify security vulnerabilities in acquired technology prior to integration with our technology and platform;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•delays in customer purchases due to uncertainty related to any acquisition;
•the need to integrate or implement additional controls, procedures and policies;
•challenges caused by distance, language, and cultural differences;
•harm to our existing business relationships with business partners and customers as a result of the acquisition;
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could have a material adverse effect on us.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which contribute to the unpredictability and variability of our financial performance and may adversely affect our profitability.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our products and services. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our products and services. Decisions to purchase a license for access to and use of our data and information products and services are often subject to a variety of other considerations that may extend the length of our sales cycle, including timing of our customers’ budget cycles and approval processes, budget constraints, extended negotiations, user surveys, administrative processing, development and publication of competitive procurement solicitations and adjudication to award, and other delays. In particular, government departments and agencies, both in the U.S. and in other countries, generally evaluate our products for critical, strategic applications. As a result, the piloting, testing, and evaluation process can be extensive, and orders are often dependent on the availability of sufficient budgeted funds.
The length of our sales cycle, from initial demonstration to sale of our products and services, tends to be long and varies substantially from customer to customer. In the United States, our sales cycles may be extended if the U.S. Government is required to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution.” Our international government customers have varying degrees of procurement administration resources and maturity of their procurement administrations, and capacity building is sometimes necessary to bridge gaps for emerging partners, which can make the sales cycle a long and resource intensive exercise as compared to U.S. enterprise standards. In addition, because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management. Additionally, changes in government officials may result in us losing project champions and requiring us to re-start the engagement cycle with new officials. As a result, it is difficult to predict when or if a sale to a potential customer will occur. All of these factors can contribute to fluctuations in our financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. If we are unsuccessful in closing sales after expending significant resources, or if we experience delays for any of the reasons discussed above, our future revenue and operating expenses may be materially adversely affected.
If our existing customers do not make subsequent purchases from us or renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations could be adversely impacted.
We derive a significant portion of our revenue from existing customers that expand their relationships with us. Our contracts typically begin with a “test and evaluate” phase and then expand to operational contracts for a subset of products, before expanding to additional products and a greater scope of analytics. Increasing the size and number of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. Additionally, our customers may choose to reduce their spend with us or terminate their agreements with us, which would reduce our anticipated future payments or revenue from these customers and could require us to refund previously paid amounts to these customers.
Our contract terms with our customers vary significantly in length and in certain cases require the customer to opt-in to extend the term due to procurement requirements. Our customers have no obligation to renew, upgrade, or expand their contracts with us after the terms of their existing contracts have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths, and our contracts with U.S. Government customers may be terminated for convenience. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing contracts on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.
Our ability to renew or expand our customer relationships may decrease or vary as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our products and services, the frequency and severity of errors or disruptions in our products and services, our pricing, the effects of general economic conditions, competitive offerings or alternatives, reductions in our customers’ spending levels, or the impact of regulatory restrictions. Our business, financial condition, and results of operations would be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer deposits. Achieving renewal or expansion of customer relationships may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the use of our products and services depends on a number of factors, including general economic conditions, the quality of our products and services, and our customers’ satisfaction with our products and services. If our efforts to expand within our existing customer base are not successful, our business may suffer.
We may experience losses from fixed-price contracts.
We generate revenue from single and multi-year fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all of the profit or loss resulting from variations in the costs of performing the contract. These contracts carry the risk of potential cost overruns because we assume the entire cost burden. As a result, we assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. Unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, significant increases in or sustained periods of increased inflation, or problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Under our fixed-price contracts, we commit to delivering a specified number of customer-tasked signal collections. If any of these collections fail, we may be required to re-process such collections at our own expense. We cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. Further, certain of our contracts do not permit us to recover increases in raw material prices, taxes, or labor costs, which could further decrease our profitability with respect to such contracts.
Our customers also may seek to negotiate non-traditional contract provisions or contract types. These risks may cause us not to bid on certain future programs, which could adversely affect our future growth prospects and financial performance. In addition, even if we effectively manage program life-cycle and sustainment costs and meet customer affordability targets, our customers may elect to recompete programs at the end of existing contracts, which may result in a lost business opportunity or reduce operating margins. From time to time, the U.S. Government also has proposed contract terms, imposed internal policies, or taken positions that represent fundamental changes from historical practices. Any of the risks described above could materially and adversely affect us.
We operate in competitive industries.
We operate in highly competitive industries that are evolving, and many of our competitors and potential competitors are larger and have substantially greater resources than we have. Our products and services compete with satellite and data collection, processing and analytics products and services offered by a range of private and government providers, including our customers’ existing internal systems. Our current or future competitors may have significant advantages, including, among other things, strong customer relationships, more experience with regulatory compliance, greater financial and management resources, and access to technologies not available to us. Our current and future competitors may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion, and sale of their products. Such competitors may also have ready access to capital to fund their activities, which could provide a competitive advantage relative to us, as we will need financing to fund our development activities. In addition, competition may increase and intensify as more or larger competitor companies, including those formed through joint ventures, or consolidation, enter our markets. Additionally, we may be required to make substantial additional investments in our research, development, services, marketing, and sales functions in order to respond to competition and maintain and expand our market share, and there can be no assurance that we will be able to compete successfully in the future.
Further, many of our contracts and task orders with the federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. To the extent there is any reduction in the overall number of government contracts, as a result of shifting government priorities or otherwise, we may face increased competition. Additionally, due to competitive pricing pressures, such as new product introductions by us or our competitors, the selling price of our products and services may decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.
The U.S. Government and international governments may develop, construct, launch and operate their own satellites with SIGINT capacity and other capabilities comparable or similar to ours, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge data from their satellites and thereby compete with our products and services.
In addition, our international competitors currently may benefit from protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies or the imposition of trade restrictions. Government support of this nature greatly reduces the commercial risks associated with technology development activities for these competitors.
Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins, and loss of market share. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected.
If we are not able to maintain and enhance our brand and reputation, including as a result of news and social media coverage on any incident involving us, our competitors, or our customers, our business and results of operations may be adversely affected.
Our business depends on our reputation as a trusted SIGINT partner to U.S. Government defense, intelligence, and national security agencies and allied international government customers. To continue to be successful, we must maintain and enhance our brand identity and reputation. The successful promotion of our brand depends upon our ability to continue to offer high-quality products and services, maintain strong relationships with our U.S. and international government customers, and others, while differentiating our platform from those of our competitors.
Unfavorable media coverage may adversely affect our brand and reputation. We are at risk of adverse publicity stemming from any public incident involving us, our employees, our competitors or customers. Even an isolated incident or the aggregate effect of individually insignificant incidents can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations, or litigation. Any reputational harm to our business or industry could tarnish our brand or cause customers with existing contracts with us to cancel their contracts, and lead to a material adverse effect on our business, and financial condition and results of operations. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from such incident, adverse media, or accident.
Additionally, publicly available information regarding our business has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business grows, we may attract attention from news and social media outlets, including unfavorable coverage and public criticism, including from political and social activists. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding us or our leadership, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations, we may be unable to or limited in our ability to respond to such harmful coverage. Actions we may take in response to media coverage, activism, or to protect from security risks, may divert resources and our management’s attention, increase certain operating expenses, and further affect our public perception. Any harm to our reputation could cause certain customers to cease doing business with us or impair our ability to attract new customers, diminish our ability to recruit, hire, or retain employees; undermine our standing in professional communities to which we contribute and from which we receive expert knowledge; or prompt us to cease doing business with certain customers. Any of these factors could adversely impact our business, financial condition, and results of operations.
We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.
We have in the past changed, and expect that we may need to, in the future, change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, financial condition, and results of operations.
At times, we rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as computing infrastructure, launch services, satellite components, ground network services and low-latency broadband connectivity. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. Our business, financial position, and results of operations may be adversely affected if these vendors are unable to meet our needs because they fail to perform adequately, are unable to satisfy new technological requirements, or are unable to dedicate engineering and other resources necessary to provide the contracted services. While alternative sources for these products, services, and technologies may exist, we may not be able to develop these alternative sources quickly and cost effectively, resulting in unfavorable pricing and delivery timelines, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.
We may not be able to convert our projects in backlog, including funded backlog, into revenue.
Our backlog is comprised of legally binding contracts that are expected to result in future revenue, and include contracts that have been formally contracted, firm contracts that contain remaining performance obligations, including the cancellable portion of the contract value for contracts that provide the customer with a right to terminate for convenience without incurring a substantive termination penalty, and sole source award IDIQ contracts. Backlog includes both single and multi-year awards, and fluctuations in backlog are driven primarily by the timing of large program wins. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted. Change orders may increase or decrease the amount we ultimately bill for a particular project, causing us to realize more or less revenue from a project than was reflected in our backlog as of the date of estimation. Additionally, prior to categorizing a project as part of our backlog, we maintain a running list of projects that are in an advanced stage of active bidding and discussion, including potential change orders for current projects, but for which the customer has not yet confirmed the commercial terms, the value of the contract and/or the scope of our work. These projects are tracked for project planning and budgeting of the business. Once the terms of these projects are further progressed in line with our backlog criteria, they are recorded in our backlog.
In general, our customers have the right to cancel their contracts under termination for convenience clauses. If a customer cancels a contract before the full exercise of the agreement, we may not receive the full revenue from these orders, but would recognize revenue under the agreement of our cost basis with reasonable margin to the extent of progress performed on the contract. In addition, our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Some contracts comprising the backlog, including funded backlog, are for programs scheduled many years in the future, and the economic viability of contractual counterparties is not guaranteed over time. Moreover, changes in the defense priorities of government customers could cause funding to be reallocated to address other emerging threats. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in both the funded and unfunded backlog could change because many factors and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our financial performance.
In addition, our backlog is subject to meaningful customer concentration risk. Any disruption in our business with those customers, whether as a result of changes in such customers’ demand for products or services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have a material adverse impact on us.

We may require additional capital to support business growth, and we cannot be sure that additional financing will be available.
We intend to continue to make investments to support our business growth and may require additional funds to support this growth and respond to business challenges or opportunities, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate and acquire complementary businesses and technologies. We expect to need to engage in equity or debt financings to secure additional funds in the future. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, including for reasons outside our control such as negative economic conditions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.
Adverse global market, economic and political conditions, including military conflicts or terrorist acts, pandemics, and other catastrophic events could have a material adverse effect on us.
Our results of operations are materially affected by market, economic, political conditions, pandemics, and other catastrophic events in the United States and internationally, including inflation, deflation, interest rates, supply chain disruptions, tariffs and trade wars, extended government shutdowns, global political and economic uncertainty, geopolitical tensions, availability of capital, energy and commodity prices, and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.
Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, rising tensions in the South China Sea, or any other military or trade disruptions impacting our domestic or foreign suppliers or customers, may create volatility and disruption in the United States and global businesses and markets. Although certain aspects of the effects of these conflicts may provide potential new opportunities for our business, we cannot guarantee that the net impact of any such events will not be materially negative or have an adverse impact on our results of operations. In particular, these or other conflicts have led and could lead to further regional instability, market disruptions, embargoes, economic sanctions, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and the supply chain, which could create or exacerbate risks facing our business, including making it more difficult for us to raise capital.
Moreover, to the extent challenging macroeconomic conditions adversely affect our business, financial condition, and results of operations, these events, alone or in combination, may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Changes in tax laws, effective tax rates or adverse outcomes from examinations of our income or other tax returns could adversely affect our results of operations and financial condition.
Tax laws are complex and subject to subjective evaluations and interpretative decisions, and we may be subject in the future to tax audits with respect to our compliance with direct and indirect taxes. Changes in tax laws and policies and any changes in our effective tax rates or tax liabilities may materially and adversely affect our financial condition, results of operations and cash flows. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•expansion into or future activities in various jurisdictions;
•the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities;

•tax effects of share-based compensation; and
•changes in tax laws, tax regulations, accounting principles, or interpretations or applications thereof.
Many countries have recently enacted, or are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations and compliance costs. For example, legislation commonly referred to as the One Big Beautiful Bill Act, enacted in 2025 (the “OBBBA”), along with other recent U.S. federal tax reform legislation, has resulted in significant changes to the taxation of business entities, including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The Organisation for Economic Co-operation and Development (the “OECD”) has introduced significant changes to the international tax law framework through the Pillar Two rules. These rules were established to create a 15% minimum tax rate for certain multinational enterprises. Many countries to whom we license our data and intelligence products have enacted, or are in the process of enacting, core elements of the Pillar Two rules, and further elements are expected to be enacted in future in these jurisdictions and elsewhere. In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA made a number of changes to U.S. tax laws, including adding a 15% minimum tax on adjusted financial statement income of certain large companies with average book income in excess of $1 billion (the “CAMT”).
While we are not currently within the scope of Pillar Two or the CAMT, we may in future be subject to either or both of them, and therefore suffer higher effective tax rates, potential tax disputes, and adverse impacts to our cash flows, tax liabilities, operating results, compliance costs, and financial position. In addition, legislative and other authorities both in the United States and in other countries regularly consider and may adopt changes to tax law, rules and policies, and we are not able to predict if or when any such changes will be made.
We often rely on generally available interpretations of applicable tax laws and regulations. We cannot be certain that the relevant tax authorities agree with our interpretation of these laws, or with the positions we have taken or intend to take on tax laws applicable to our regular business activities and extraordinary transactions. If our tax positions are challenged by relevant tax authorities, we could face long tax proceedings and the imposition of additional taxes, penalties and interest or the denial of tax benefits, which could require us to pay taxes that we currently do not collect or pay or increase the cost of our services to track and collect such taxes. Any of these risks could increase our cost of operations or our effective tax rate and have a negative effect on our business, financial condition, operating results, and cash flows.
International trade policies, including tariffs, sanctions, and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
Substantial new tariffs, and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.
Current or future tariffs, embargoes, or other restrictive trade measures may significantly raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers, and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, our customers may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
Trade disputes, trade restrictions, tariffs, embargoes, sanctions, and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions, including with our allies, whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, foreign governments, and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners, and investors.
Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design, and geographic expansion.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs, and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.
We may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values.
We do not enter into business with customers or governments whose positions or actions we consider inconsistent with our mission or values as a partner of the United States and its allies, committed to advancing national interests. Our decisions to not enter into these relationships may not produce the long-term financial benefits and results that we expect, in which case our growth prospects, business, and results of operations could be harmed. Although we endeavor to do business with customers and governments that are aligned with our mission and values, we cannot predict how the activities and values of our government and private sector customers will evolve over time, and they may evolve in a manner inconsistent with our mission and/or the national interests of the United States and its allies.
Subscription-based revenues may increase variability and reduce the predictability of our results.
We are increasingly offering our data and analytics through subscription-based arrangements, rather than on a customer-tasked basis. While subscriptions are intended to provide more predictable and recurring revenues over time, our results will depend on our ability to attract new subscribers and retain and renew existing subscriptions at anticipated levels. Subscribers may choose not to renew, may cancel or downgrade their subscriptions or may reduce usage in response to budgetary constraints, changes in mission requirements, procurement cycles or perceptions of the value of our offerings relative to alternative data sources.
In addition, subscription contracts may be subject to termination for convenience, non-appropriation or similar rights, particularly in the case of government or government-adjacent customers, and may involve fixed pricing or usage limitations that constrain our ability to offset cost increases or fluctuations in demand. If we are unable to maintain high renewal rates, effectively manage churn or successfully transition customers from task-based purchases to subscription models, our revenue, cash flows and operating results could become more volatile and could be adversely affected.
Risks Related to Our Government Contracts
The majority of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in policies of the public sector has adversely affected and could continue to adversely affect our business, results of operations, financial condition, and growth prospects.
We derive the majority of our revenue from contracts with U.S. and international governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Our actual or perceived relationship with the U.S. Government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. Governments, agencies or other customers, including as a result of geopolitical tensions, changes in U.S. foreign policy or national security priorities, or efforts by the U.S. Government to restrict our foreign business activities. Sales to such government agencies are subject to a number of challenges and risks. Selling to government agencies can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including:
•changes in fiscal or contracting policies or decreases in available government funding, including as a result of efforts by the federal government to analyze and enhance its operational efficiency;
•changes in government programs or applicable requirements;
•restrictions in the grant of personnel security clearances to our employees;
•ability to achieve or maintain facility clearances required to perform on classified contracts for U.S. federal government and non-U.S. government agencies;
•government investigations and inquiries, which could result in fines and penalties;
•ability to achieve or maintain one or more government certifications;
•changes in the political environment, including before or after a change to the leadership within the government administration, or due to ongoing conflicts such as the Russia-Ukraine conflict and related economic sanctions, the ongoing conflict and regional instability in the Middle East, rising tensions in the South China Sea, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•changes in the government’s attitude towards the capabilities that we provide;
•changes in the government’s attitude towards us as a company or our platforms as viable or acceptable software solutions;
•appeals, disputes, or litigation relating to government procurement, including bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•the adoption of new laws or regulations or changes to existing laws or regulations, including as may relate to the implementation of AI by federal agencies;
•budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, for example in connection with an extended federal government shutdown;
•influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
•changes in political or social attitudes with respect to security or data privacy issues;
•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control.
Such events or activities, among others, have caused and could continue to cause governments and governmental agencies to delay or refrain from purchasing our platforms and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
We depend on the U.S. Government for a substantial portion of our business. Changes in the U.S. Government’s priorities and spending, or delays or reductions in spending, could have a material adverse effect on us.

A substantial portion of our revenue is derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in the threat and global security environment, defense spending levels, government and budgetary priorities, political leadership, procurement practices and strategy, inflation and other macroeconomic trends, military strategy, or broader changes in social, economic, security, or political demands and priorities.
A significant shift in government priorities, programs, strategies or delays or reductions in spending could have a material adverse effect on us. A significant decline in government expenditures, a shift of expenditures away from programs that support the industry in which we operate or related industries or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products, and could adversely impact the trading price of our common stock. In addition, if government budgets are not approved in a timely fashion, our U.S. Government customers may not be able to start new programs and may not have adequate funding for existing programs, which could impact the progress in achieving certain milestones under our contracts and our business, results of operations, and financial condition.
Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. Government operations, particularly those pertaining to our business, could materially and adversely affect us. Continued uncertainty related to recent and future extended government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a “continuing resolution”, could have a material adverse effect on us. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.
We are subject to certain other unique business risks as a result of supplying services to the U.S. Government.
Companies engaged in supplying intelligence and defense-related services to U.S. Government agencies are subject to business risks specific to such industries. The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.” U.S. Government in-sourcing could result in loss of business opportunities and personnel. Over time, in-sourcing could have an adverse effect on our business, financial condition, and results of operations. Specifically, as a result of in-sourcing, government procurements for services could be fewer and smaller in the future. In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government. This loss of our employees would necessitate the need to retain and train new employees. Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster-than-expected rate could have a material adverse effect on our business, financial condition, and results of operations. Moreover, U.S. Government purchasing regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on our business, financial condition, and results of operations.
If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment, U.S. False Claims Act allegations (which can include civil penalties and treble damages) and suspension or debarment from doing business with U.S. Government agencies, any of which could materially adversely affect our reputation, business, financial condition, and results of operations. The U.S. False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. Government. Intent to deceive is not required to establish liability under the U.S. False Claims Act. In addition, the U.S. False Claims Act includes a whistleblower provision that allows private citizens to bring claims on behalf of the U.S. Government alleging violations of the law. Whistleblowers may be entitled to up to as much as thirty percent (30%) of the government’s financial recovery resulting from such claims. This incentivizes potential whistleblowers to file complaints in federal court, which complaints are relied upon heavily by the government to investigate and prosecute allegations of violations of the U.S. False Claims Act. U.S. enforcement authorities or private whistleblowers acting on behalf of the U.S. Government may file complaints under the U.S. False Claims Act alleging that we have submitted false claims or caused one or more of our customers to submit false claims due to alleged provision of false or misleading information to our customers or other third parties. For example, in September 2025, our subsidiary, ISA, received a civil investigative demand (the “CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal U.S. False Claims Act (the “Investigation”). The CID requests information and documents focused on ISA’s compliance with cybersecurity requirements of the U.S. Government in the performance of certain of ISA’s government contracts. We are cooperating with the Investigation. No assurance can be given as to the timing or outcome of the Investigation. Depending on the outcome of the Investigation, there may be a material impact on our business, results of operations, financial condition, or cash flows.
Our contracts with the U.S. Government and certain international customers may be terminated by the U.S. Government and such international customers at any time, which could have a material adverse effect on us.
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. For instance, the U.S. Government may unilaterally:
•suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;
•terminate existing contracts for any reason or no reason at all;
•revoke or refuse to issue required security clearances;
•reduce the value of existing contracts; and
•audit our contract-related costs and fees, including allocated indirect costs.
U.S. Government contracts can be terminated by the U.S. Government at its convenience without notice, and generally, prime contractors have a similar right under subcontracts related to government contracts. Upon termination for convenience of a fixed-price contract, we are usually entitled to receive the purchase price for delivered items. If we enter into cost-reimbursable contracts in the future, upon termination for convenience of such contracts, we would usually be entitled to a portion of the fee plus reimbursement of allowable costs, which would include our cost to terminate agreements with our suppliers and subcontractors. However, U.S. Government programs do not always have sufficient funds appropriated to cover the termination costs if the government were to terminate for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding, which would negatively affect our expected profit and cash flows.
In the case of our termination for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. In addition, a termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.
Our U.S. Government programs often operate for periods of time under Undefinitized Contract Actions (“UCAs”), which means that we begin performing our obligations before the parties agree to terms, specifications and price. The U.S. Government has (and has exercised in the past) the ability to unilaterally definitize contracts which, absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. Government. This can affect our ability to negotiate mutually agreeable contract terms and, if a contract is unilaterally imposed upon us, it may impose burdensome terms and negatively affect our expected profit and cash flows on a program.
Certain of our U.S. Government contracts span one or more base years and include multiple option years. The U.S. Government may decide not to exercise option periods, which could result in a loss of expected sales or profits. In addition, the U.S. Government may decide to exercise option periods for contracts under which it is expected that our costs may exceed the contract price or ceiling, which could result in losses or unreimbursed costs.
In addition to the U.S. Government, many of our contracts with international customers can be terminated at their convenience without notice. The termination of contracts by the U.S. Government or international customers could have a material adverse effect on our business.
U.S. Government contracts subject to a competitive bidding process can consume significant resources without generating any revenue.
We derive significant revenue from U.S. Government contracts that were awarded through a competitive bidding process. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns, the substantial cost spent to prepare bids and proposals for contracts that may not be awarded to us; the need to estimate accurately the resources and cost structure that will be required to service any contract we are awarded; and the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding. We may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract. If we are unable to win contracts that are awarded through a competitive bidding process, our business, results of operations, prospects, and financial condition will be materially adversely affected.
The U.S. Government may procure non-commercial developmental services rather than commercial products, which could materially impact our future U.S. Government business and revenue.
U.S. Government agencies, including our customers, often award large developmental item and service contracts to build custom satellite systems rather than firm fixed-price contracts for commercial products. We sell commercial items and services and do not typically contract for non-commercial developmental services. The U.S. Government is required to procure commercial items and services to the maximum extent practicable in accordance with FASA, 10 U.S.C. § 2377; 41 U.S.C. § 3307, and the U.S. Government may instead decide to procure non-commercial developmental items and services if commercial items and services are not practicable. In order to challenge a government decision to procure developmental items and services instead of commercial items and services, we would be required to file a bid protest at the agency level and/or with the Government Accountability Office. This can result in contentious communications with government agency legal and contracting offices, and may escalate to litigation in federal court. The results of any future challenges or potential litigation cannot be predicted with certainty, however, and any dispute or litigation with the U.S. Government may not be resolved in our favor; moreover, whether or not it is resolved in our favor, such disputes or litigation could result in significant expense and divert the efforts of our technical and management personnel. These proceedings could adversely affect our reputation and relationship with government customers and could also result in negative publicity, which could harm customer and public perception of our business. The enforcement of FASA has resulted in a significant increase in our business with the U.S. federal government. Any change in or repeal of FASA, or a contrary interpretation of FASA by a court of competent jurisdiction, would adversely affect our competitive position for U.S. federal government contracts.
We are subject to procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for any reason or no reason at all. Our business and reputation could be materially and adversely affected if we or those we do business with fail to comply with these laws.
We must comply with laws and regulations relating to the award, administration and performance of U.S. Government contracts. In particular, we are subject to the procurement policies and procedures set forth in the FAR and its agency-specific supplemental regulations. The FAR and its supplements govern aspects of U.S. Government contracting, including contractor qualifications, acquisition procedures, solicitation provisions and contract terms. These and other requirements specific to U.S. Government contracts must be complied with for a contract to be awarded and the FAR provides for audits and reviews of contract procurement, performance and administration. A violation of these laws and regulations by us, our employees or others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in negative consequences, including the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and affect our competitiveness.
In addition, the U.S. Government could implement procurement policies that negatively impact our profitability or the ability to win new business. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers based upon the customer’s view of what our costs should be (as compared to our actual costs) may affect the predictability of our profit rates or make it more difficult to compete on certain types of programs.
Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.
Certain of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with government contracts requirements. The relevant government agencies have strict security clearance requirements for personnel who work on classified programs. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, certain contracts we currently hold, and we expect that many of the contracts on which we will bid, will require us to demonstrate our ability to obtain and maintain facility security clearances and employ personnel with specified types of security clearances. To the extent that we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.
Some of our contracts with the U.S. Government are classified or contain sensitive non-shareable information, which may limit investor insight into portions of our business.
We derive a portion of our revenues from U.S. Government programs that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, contracts containing sensitive non-shareable information, and classified programs) that preclude the dissemination of information that is classified for national security purposes. In the event of a security incident involving classified information, technology, facilities, or programs or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs and may not disclose such information pursuant to SEC rules permitting confidential treatment of certain information. As a result, investors and others might have less insight into our classified programs than our other businesses and, therefore, less ability to fully evaluate the risks related to our classified business.
Some of our contracts with the U.S. Government allow it to use technical data developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
Some of our contracts allow the U.S. Government to use, royalty-free, or have others use, collection data and technical data developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose collection data, technical data, or computer software developed in the performance of the agreement or delivered to the government during the performance of the agreement without constraining the recipient on how that collection data, technical data, or computer software is used. The ability of third parties to use collection data, technical data, or computer software (for any purposes) and patents for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the collection data, technical data, or computer software without constraint creates the possibility that third parties may be able to use this technical data or computer software to compete with us, which could have a material adverse effect on our business, financial condition, and results of operations.
The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year could have an adverse impact on our business, financial condition, and results of operations.
The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, and results of operations. Government spending on spectrum exploitation in the space domain has surged in recent years, but considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in future years due to many factors, including changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. Any future shutdown of the federal government or failure to enact annual appropriations would have a material adverse impact on our liquidity, results of operations and financial condition.
The U.S. Government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, and results of operations in a number of ways, including the following:
•The U.S. Government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate, which could result in lower utilization of our services, additional price pressure or loss of our U.S. Government contracts;

•U.S. Government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. Government spending priorities and levels;
•Any U.S. Government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs; and
•We may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments.
Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the U.S., the defense industrial base and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for us and the entire defense industry.
Risks Related to Our International Operations
Our international business exposes us to risks relating to regulation, currency fluctuations, and political or economic instability in international markets, which could have a material adverse effect on us.
We conduct business internationally and intend to significantly expand our international business. International operations are subject to certain risks, such as unexpected changes in laws, policies, and regulatory requirements, including regulations related to trade controls; increased cost of localizing systems in foreign countries; increased sales and marketing and research and development expenses; availability of suitable export financing; timing and availability of export licenses; imposition or increases of taxes, tariffs, embargoes, and other trade barriers; political and economic instability; issues related to the political relationship between the United States and other countries; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; difficulties in obtaining or enforcing judgments in foreign jurisdictions; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our SIGINT services business internationally, or we may not be able to achieve the revenues that we expect. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. Any of the risks described above could materially harm our business and impair the value of our common stock.
Geopolitical tensions could reduce demand from U.S. allies and adversely affect our business.
Our business depends in part on defense and intelligence spending by the United States and its allies. Heightened geopolitical tensions, shifts in U.S. foreign policy or strains in relationships between the United States and its allies may lead to reduced military assistance or changes in procurement priorities for those partner nations. Any resulting decrease in defense budgets, delays in funding or reprioritization of resources by U.S. allies could reduce demand for our solutions, which could materially adversely affect our business, prospects, financial condition, and results of operations. In addition, shifting alliances among international customers or potential customers due to geopolitical conflict and regional instability could adversely affect our business, financial condition, and results of operations, including through loss of sales channels or limits on our ability to do business with certain allied governments as a result of performing services for other potentially adverse allied governments.
Our international sales and operations are subject to applicable laws relating to trade, including economic and trade sanctions and trade controls, the violation of which could adversely affect our operations.
We must comply with all applicable trade control laws and regulations of the United States and other countries, including the Arms Export Control Act, the International Traffic in Arms Regulations (the “ITAR”), the Export Administration Regulations (the “EAR”), and the economic and trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) (collectively, “Trade Controls”). Export from the United States of our data products and services is regulated by the Directorate of Defense Trade Controls (“DDTC”) of the U.S. Department of State (“State”) as “defense services” that are subject to the strict export restrictions of the ITAR, which implement the Arms Export Control Act (the “AECA”).
Applicable Trade Controls restrict our ability to export our products and services to, or otherwise transact or deal with, certain countries, territories, and persons. For instance, our marketing to foreign customers, to the extent such marketing constitutes a “defense service,” and the delivery of our data and derivative products and information must be approved by DDTC pursuant to the requirements of the ITAR. Failure to obtain authorizations or to comply with the requirements of the authorizations or of the ITAR, or changes in U.S. export regulatory policy, particularly changes in the foreign policy or national security relationship between the U.S. and any of our export customers, could result in the imposition of restrictions on existing or future authorizations of export sales (including possible revocation of existing authorizations), which could adversely affect our business. Additionally, exports of our hardware and technology may be exported outside of the United States only with the required export authorizations, which may include license requirements in some circumstances. Our hardware, software, and technology are and may in the future be classified as dual-use items subject to the EAR or as defense articles subject to the ITAR. Our satellite payload software has been classified under the ITAR. Our satellite payload hardware, without payload software, has been classified under the EAR, and with our payload software, has been classified under the ITAR, and the services we provide may be subject to restrictions under both the EAR and ITAR. Our completely integrated satellites have been classified as subject to the EAR. While the launch of our satellites is not an export, provided that the satellites remain under our control, any transfer of title or control of our satellites to a foreign customer is subject to the export control of the EAR and may require a license. In addition, any item that currently is regulated for export pursuant to the EAR may, in the future, be reclassified as an article subject to the export control of the ITAR.
While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, in the past we have inadvertently exported certain defense services in violation of the ITAR, and there can be no guarantee that we will not inadvertently export certain defense services (or otherwise violate applicable Trade Controls) in the future. For example, we submitted the final reports of two voluntary self-disclosures concerning these activities to DDTC on March 18, 2022 and June 17, 2025, respectively. On March 25, 2025, DDTC issued a letter resolving the first voluntary self-disclosure without pursuing any civil monetary penalty against us. The second voluntary self-disclosure submitted to DDTC currently remains under review, and it is possible that DDTC may assess administrative fines or other penalties against us at the conclusion of its review.
Detecting, investigating, and resolving actual or alleged violations of Trade Controls can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with these laws or regulations could result in significant fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of export-related authorizations, reputational harm, adverse media coverage, and other collateral consequences. A violation or even an allegation of a violation of Trade Controls could have a material adverse effect on us.
Seeking to enforce an international contract through foreign courts may take significant amounts of time and expense with no certainty of success.
Our business could be adversely affected if we are required to enforce international contracts through foreign courts and we are unsuccessful or incur significant amounts of time and expenses seeking to do so. High litigation costs and long delays make resolving commercial disputes in foreign courts time consuming and expensive. Such costs can be difficult to calculate with certainty. In addition, in certain jurisdictions in which we currently conduct business or may seek to conduct business in the future, there can be uncertainty regarding the interpretation and application of laws and regulations relating to the enforceability of contractual rights.
Our international operations may subject us to potential adverse tax consequences.
We have international operations and intend to significantly expand our international business. Our corporate structure and associated transfer pricing policies consider the functions, risks, and assets of the various entities involved in our intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on: the application of the tax laws of the various jurisdictions, including the United States, to our international business activities; changes in tax rates; new or revised tax laws or interpretations of existing tax laws, international standards and policies; and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Risks Related to Our Satellites
We rely on data collected from our satellites. If our satellite clusters and related technologies fail to operate as intended and we become limited in our ability to collect such data, it could have a material adverse effect on us.
If our satellite constellation, ground infrastructure, or HawkEye 360 Signal Processing Platform fail to operate as intended, our ability to collect and process SIGINT data could be materially impaired. Our products and services require advanced hardware and sensors that are exposed to severe launch and space environmental stresses that have affected, and may in the future continue to affect the performance of our products and their ability to collect data. Hardware component problems in space could lead to deterioration in performance or loss of functionality of our technology. In addition, human operators may execute improper commands that may negatively impact the technology’s performance. Exposure of our technology to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected technology and have an adverse impact on our ability to collect data.
We cannot provide assurances that our satellite clusters will continue to operate successfully in space throughout their expected operational lifetimes, as a result of technical deficiencies or anomalies. We may experience other problems with our technology that may reduce its performance. If any one of our technologies is not fully operational, we may lose most or all of the revenue that otherwise would have been derived during such period. When our products fail to perform adequately, some of our contracts may require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service, pay liquidated damages or penalty amounts to the customer, or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries. Long-lived assets, including goodwill and intangible assets, are tested annually for impairment in the fourth quarter or whenever there is an indication that an asset may be impaired. Our inability to repair or replace a defective technology, or correct any other technical problem, in a timely manner could result in a significant loss of revenue or expose us to products liability. If any technology becomes impaired or is no longer functional, it would significantly impact our business, prospects, reputation, and profitability.
Any technology or hardware intended for use in space may be delayed, damaged or destroyed during launch or operations, which could materially and adversely affect our operations.
Launch delays are common and can result from manufacturing or supply chain delays, natural or man-made disasters, adverse weather conditions, facility issues, extended product development programs, delays relating to launch suppliers, delays in obtaining required regulatory approvals, unexpected national priority events, launch failures, and unexpected events or disruptions that occur during transportation of equipment to the launch payload processing facility. Our business operations are highly dependent on our ability to timely design, build, and launch new or replacement satellites on a regular schedule from launch service providers located in the United States and internationally. We have previously experienced, and may experience in the future, delays or other complications in the design, development, manufacture, launch, production, delivery, or servicing ramp of our satellites. Damage or destruction during pre-launch operations, launch delays or failures, delays in the manufacturing of space infrastructure technology, or incorrect orbital placement during execution of a space mission could have a material adverse effect on us. Any launch delay, including a delay that affects the deployment of new satellites needed to expand or refresh our constellation, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business, financial condition, and results of operations.
Any interference with our satellite operations that impairs the performance of our satellites, whether intentional or unintentional, could materially and adversely affect our operations.
Intentional or unintentional electromagnetic or RF interference, including by nation state actors or their agents could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenue to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition, and results of operations. Adverse actions by nation states or other organizations against the space environment or other satellites, such as anti-satellite attacks and kinetic or energy-based weapons, could degrade the orbital environment in ways that impair the operation of our constellation or satellites, in part or in whole, on a temporary or permanent basis. In addition, adverse actions by nation states or other organizations against the terrestrial communications links between our facilities or those of our suppliers could cause our revenue to decline materially and could adversely affect our ability to market our services. As a result, our business, prospects, financial condition and results of operations could be adversely affected.
Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares, and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our technology and spacecraft performance.
Space weather, including coronal mass ejections and solar flares, has the potential to impact the performance and controllability of our in-orbit technology, including completely disabling our communications or mechanical capabilities. Although we have some ability to actively maneuver our clusters to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties, and inaccuracies in the projected orbit location of objects tracked and cataloged by the U.S. Government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our technologies in space should a collision occur. The failure of our technology in space may cause perceptions or direct degradation of performance, and ultimately impact our business, results of operations and financial position.
Our business involves significant risks and uncertainties that may not be covered by insurance.
A portion of our business relates to designing, developing, and manufacturing advanced space-based technology products and services. New technologies may be untested or unproven and the failure of our products and services could result in extensive damage. Accordingly, we may incur liabilities that are unique to our products and services.
The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards, and liabilities. We generally obtain insurance for damage to our satellites during launch, orbital insertion, in-orbit checkout and, in certain instances, limited time of operation under standard policies available for Launch and Early Orbit Phase coverage. We typically do not maintain in-orbit insurance. Proving that an insurable loss event has occurred in orbit can be difficult and recovery under the policy may not compensate for all the consequential harms to our business. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to replace or repair products or services damaged by such accidents or events, our operations and financial condition could be harmed. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition, and results of operations.
Generally, liability to third parties in connection with our launch activities is insured against by the relevant launch services providers in an amount required by law, and the U.S. Government typically pays claims for third-party damages to the extent they exceed such insurance coverage, depending on a government appropriation and subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including for technologies supporting a launch complex and technology operating in outer space.
The price and availability of insurance fluctuates significantly. Insurance market conditions or factors outside our control, such as failure of our infrastructure technology, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.
In addition, any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
We and our systems are vulnerable to natural disasters and significant disruptions including tsunamis, hurricanes, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, disruptive political events, power shortages, and blackouts, aging infrastructures, cyberattacks, computer viruses, computer denial of service attacks or other attempts to harm our systems, and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, destruction of facilities, and/or loss of life. In certain cases, some events may not excuse us from performing our obligations pursuant to agreements with third parties and therefore may expose us to liability.
The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. Any downtime, damage to, or failure of our systems or those of the third parties with which we work could result in interruptions in our operations and services, which could reduce our revenue and profits. For example, we rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as Amazon Web Services, Microsoft Azure, and our ground station providers, in order to operate some or all of certain key features or functions of our business. Any failure in our infrastructure could result in errors or defects in the delivery of our products and services, the destruction of satellites and satellite components, manufacturing delays, exposure to legal or contractual liability, increased costs, and difficulties managing our operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. In addition, because we participate in the defense and national security industries, we could ourselves become the target of such an attack or disruption. Such events could also impact one or more of our suppliers or contractors. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
Key raw materials and components used in our operations include electronic, electro-mechanical, and mechanical components, subassemblies, and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems. We are impacted by increases in the prices of raw materials used in production on fixed-price business. We monitor sources of supply to attempt to assure that adequate raw materials and other components and supplies needed in manufacturing processes are available. However, our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships, and could have a material adverse effect on us. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy, or components could have a material adverse effect on us.
Risks Related to Our Employees and the Workforce
We depend on our current President and Chief Executive Officer and other executive officers, senior management team, and highly trained employees, and our inability to hire or retain key personnel could have a material adverse effect on us.
Our ability to compete in the highly competitive technology industry depends upon our ability to attract, motivate, and retain qualified personnel. We are highly dependent on the continued contributions and relationships of our management, and particularly on the services of John Serafini, our President and Chief Executive Officer. Mr. Serafini was part of our founding team and has been integral to our growth since our founding. The relationships and reputation that Mr. Serafini and other members of our senior management team have established and maintain with U.S. Government agencies and personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities.

The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good customer relations, and to otherwise manage our business.
In addition, Mr. Serafini is a Venture Partner and a member of the Investment Committee at Shield Capital, as well as a member of the Advisory Board of the National Security Space Association, a member of the Board of Governors of the Middle East Institute, and a member of the Board of Trustees of the INSA Foundation. Such involvement in other businesses and organizations has the potential to present a conflict of interest regarding decisions Mr. Serafini makes for us or with respect to his time. For example, these outside roles could result in the diversion of his attention from our business, the allocation of his time to matters unrelated to us, or his recusal from, or inability to participate fully in, certain discussions, negotiations or decisions involving actual or perceived competing interests. If any such conflict of interest is not identified or managed effectively, then it could adversely affect our strategic decision-making, delay a corporate action or create reputational, governance or other risks for us. To the extent any conflict of interest arises due to Mr. Serafini’s roles with such businesses and organizations, we cannot guarantee how such conflict of interest will be resolved or that any resolution will be in our best interest.
We depend on key technical employees as well as our ability to identify, attract, and retain highly skilled technical, managerial, finance, and other personnel. All of our executive officers and many key personnel are at-will employees and may terminate their employment relationship with us at any time. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition. The loss of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations.
We face intense competition for qualified individuals, including those with prior experience in premier government signal processing environments and those holding high-level clearances. Our competitors, which include companies, government agencies and academic institutions, may have greater resources than we do. Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals with a deep understanding of physics, electromagnetics, and applied mathematics are in high demand and we may incur significant costs to attract and retain them. Further, significant amounts of time and resources are required to train technical, sales, and other personnel, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who can meet our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Moreover, many of our qualified specialists have reserve status in the U.S. armed forces and may be recalled into service unexpectedly.
In addition, potential employees may request to work entirely or partially remotely. For example, though many of our current employees have returned to their offices following the COVID-19 pandemic, some continue to work remotely. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity. It is also possible that remote work arrangements may have a negative impact on our ability to recruit, train, manage, and retain employees; our operations; our information, data security, and cybersecurity; consumer privacy and the risk of fraud; the execution of our business plans; our ability to maintain and strengthen our culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices.
If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
A significant portion of our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

Labor-related matters, including labor disputes, may adversely affect our operations.
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in manufacturing and operations, and increases in our labor costs, which could harm our business, results of operations, and financial condition.
In addition, we could face a variety of employee claims against us, including general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act, and disability claims. Any claims could also result in litigation or regulatory proceedings being brought against us by various government agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties. If we were to become subject to such labor disputes, it could have a negative effect on our business, financial condition, and results of operations.
Risks Related to Information Technology, Cybersecurity, Data Privacy and Intellectual Property
If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.
Our success depends in part on our ability to protect and maintain the operation of our technology platforms and services, and we rely on information technology networks and systems to securely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) electronic information. Our platforms and services process and analyze large data sets that often contain confidential and/or sensitive information (including in some instances personal or identifying information, information relating to our customers, government classified information, intellectual property, trade secrets, information subject to government controls, such as controlled unclassified information, and other information subject to regulatory or statutory control or requirements (collectively, “sensitive information”)). Because of our industry and customer base, our software and information systems are likely to be perceived as attractive targets for attacks by computer hackers, including nation states and nation state sponsored hackers, or others seeking unauthorized access, and our software and information systems face threats of unauthorized exposure, exfiltration, alteration, deletion, loss, or unavailability of data. Additionally, because many of our customers use our platforms to complete certain critical tasks, we believe they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services, which increases the contractual risks associated with our cybersecurity program.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. For example, we and certain of our customers have operations and third parties with whom we work to support our business in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including Ukraine and the Middle East. We and the third parties with whom we work are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, signals interference including RF interference or global positioning system interference, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, ground station providers, cloud-based infrastructure (including cloud-based infrastructure designed to meet the regulatory and security requirements specific to the processing of classified and other sensitive or controlled government information), data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks and interruptions have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised or will not be subject to interruptions.
Further, our third-party data centers and cloud computing providers have experienced, and may in the future experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Consequently, we may be subject to service disruptions, as well as failures to provide adequate support, for reasons that are outside of our direct control. Such service disruptions could result in interruptions to our services to customers or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our services due to interruptions, delays or outages in service from our third-party data centers and cloud computing providers may reduce our revenue, increase our operations costs, result in significant fines, cause us to issue credits or pay penalties, subject us to claims for indemnification and other claims, litigation or disputes, result in regulatory investigations or other inquiries, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new business opportunities.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats may cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform/products/services. A cybersecurity incident that involves classified or other sensitive or controlled government information or certain controlled technical information could subject us to civil or criminal penalties and could result in loss of security clearances and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges, and/or suspension or debarment as a government contractor.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services, and we have done so in the past. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization, operations, or customers or other sensitive information. This information could be used to undermine our competitive advantage or market position. Such an incident could lead to adverse consequences, including reputational harm and loss of customers.
We and the third parties with whom we work are subject to stringent and evolving U.S. and international laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security, including in relation to our contracts with government customers. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.
In the ordinary course of business, we process personal data and other sensitive information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). We sense and measure the observable physical attributes of electromagnetic signals and process the resulting data to derive information for our customers. The basis for processing such information is our interpretation of U.S. laws and regulatory regimes, including the Electronic Communications Privacy Act and the Communications Act of 1934. Changes to these laws or regulators’ and courts’ interpretations of these laws could adversely impact our business and ability to meet customer demands.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. Certain foreign laws, rules, regulations and industry standards impose stricter requirements for processing personal data, and failure to comply with the requirements of such laws, rules, regulations, and industry standards may result in fines and other administrative penalties, as well as the imposition of litigation or government enforcement actions. Additionally, the Network and Information Security Directive (“NIS2”) came into force in January 2023, amending the rules of security of network and information systems in the European Union. NIS2 regulates resilience and incident response capabilities of entities operating in a number of sectors, including the space sector. Non-compliance with NIS2 may lead up to administrative fines of at least the greater of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

In addition to data privacy and security laws, rules, regulations and industry standards, as a contractor that provides support to a number of U.S. federal agencies, including the DoW, we are contractually subject to cybersecurity standards and clauses adopted or required by our government customers and/or industry groups and, we are, and may become in the future, subject to such obligations. These include contractual requirements related to safeguarding of sensitive Controlled Unclassified Information (“CUI”) on our information systems as specified in NIST SP 800-171 and the Cybersecurity Maturity Model Certification (“CMMC”). Responsibilities include providing adequate security on information systems, completing and reporting system compliance assessments, reporting security breaches, and prohibiting the acquisition and use of covered defense telecommunications equipment or services.
Should we fail, or be perceived to fail, to comply with these requirements, we could face significant adverse consequences, including termination of customer agreements, regulatory investigations, fines, penalties, exclusion from bidding on certain new U.S. Government contracts or follow-on awards for existing work, ineligibility to receive option awards under existing contracts, or suspension or debarment, in addition to costs for remediation of any failures or perceived failures to comply. This could adversely impact our revenue and profitability. For example, our subsidiary, ISA, is subject to the Investigation under the federal U.S. False Claims Act as more fully described above. In addition, our subcontractors, and in some cases our vendors, may also be required to adhere to NIST 800-171, CMMC, or other flow-down cybersecurity requirements. Should our or any provider or service in our supply chain fail to meet compliance requirements, this may adversely affect our ability to receive awards or execute on relevant government programs or contracts. In addition, any obligations that may be imposed on us under our government contracts or the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expenses for compliance.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security, and AI. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional risks related to non-compliance with applicable data privacy and security laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security, including in relation to our government contracts with government customers.
Obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy and security-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our use of AI/ML technologies could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.
We use internally developed, and may in the future use third-party developed, AI/ML technologies throughout our business, and are dedicating resources and efforts to continuously improve our use of such technologies. For example, we are developing AI powered-edge computing units to operate across Earth and space, delivering versatile, real-time intelligence capabilities for defense and national security applications as well as for commercial use. As with many technological innovations, there are significant risks and challenges involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our solutions or be beneficial to our business, including our efficiency or profitability. Our proprietary AI-enabled algorithms rely on machine learning models, rather than large language models that may experience algorithmic hallucinations, but our algorithms nonetheless remain subject to other risks, such as design, data quality, performance, and operational risks.
In particular, if the models underlying the AI/ML technologies that we develop or use are or are perceived to be: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures (including with respect to the processing and protection of such data); (iii) used without sufficient oversight and governance to ensure their responsible and ethical use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers and business partners, could suffer or we could incur liability resulting from harm to individuals, civil claims or the violation of laws or contracts to which we are a party. In addition, the use of AI applications may result in incomplete, inadequate, inaccurate, biased or otherwise poor quality output data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and operating results.
The development and use of AI present various data privacy and security risks that may impact our business. AI is subject to data privacy and security laws, as well as increasing regulation and scrutiny. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data), which may be incompatible with our use of AI. Further, we may become bound by contractual obligations restricting to the use or development of AI in the course of performing contracts for our government customers, and/or we may face restrictions regarding information subject to government controls, such as controlled unclassified information and the use of AI tools. These obligations may make it harder for us to conduct our business using AI, lead to litigation, regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies.
As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. Governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the European Union Artificial Intelligence Act (“EU AI Act”) establishes obligations on the use of AI based on the type of AI and its potential risks to society. Further, in the United States, federal and state legislatures and agencies have passed and continue to introduce legal frameworks and rules governing AI, such as the California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the Colorado Artificial Intelligence Act. As a result of the rapidly evolving regulatory landscape, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, operating results, and financial condition.

If we cannot successfully establish, maintain, protect, and enforce our intellectual property, our business could suffer.
Our success depends on our ability to establish, maintain, protect, and enforce our intellectual property and other proprietary rights, including trade secrets, with respect to our products and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We may not be able to prevent unauthorized use of our intellectual property. We rely on a combination of intellectual property rights afforded by patent, copyright, trademark, and trade secret laws in the United States and internationally, as well as license agreements and contractual protections and other practices to protect our proprietary information, technologies, and processes, including the operations systems and technologies we use throughout our businesses both in our enabling functions and infrastructure development functions, as well as our brand. While it is our policy to maintain, protect and enforce our intellectual property rights, we cannot be sure that the actions we have taken will be adequate to protect us, and if our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the protection such rights afford our products, services, and brands could be impaired. We may be required to spend significant resources to monitor and protect our intellectual property rights and the efforts we take to protect our proprietary rights may not be sufficient. Our failure to maintain adequate protection of our intellectual property rights for any reason could negatively affect our competitive position, impede our ability to commercialize our products and services and harm our business and operating results.
We currently own certain patents and have applied for and may continue to apply for patent protection relating to certain proprietary aspects of existing and proposed products, processes and services. We cannot guarantee that any of our patent applications will issue into patents and the patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Some patent applications in the United States are maintained in secrecy for a period of time after they are filed and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patenting process is expensive and time-consuming, and we may not be able to file and/or prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or pursue or obtain patent protection in all relevant markets. Further, we cannot assure you that competitors will not infringe our patents or that we will have adequate resources to enforce our patents.
We rely in part on trade secrets, proprietary know-how and other proprietary and confidential information to maintain our competitive position. However, trade secret protection is risky and uncertain, and the disclosure or independent development by third parties of our proprietary technology could have a material adverse impact on our business and results of operations. Although our policy is to enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic and business relationships, no assurance can be given that these agreements will be effective in controlling access to, and distribution of, our proprietary or confidential information or will provide us with effective remedies in the event of a breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and a favorable outcome is not guaranteed. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technologies, which may allow them to provide products and services similar to ours and thereby harm our competitive position. In addition, while we intend to put in place policies and procedures with respect to the use of AI to mitigate risks to our proprietary and confidential information in connection with our anticipated adoption of such technologies, the use of certain AI tools may pose risks to our proprietary and confidential information, including the inadvertent disclosure of such information into publicly available third-party training sets.
We also rely on our trademarks to distinguish our products and services from those of our competitors and have registered or applied to register many of these trademarks. If our trademarks are not adequately protected, we may be unable to maintain or build name recognition in our target markets and our business may be adversely affected. We cannot guarantee that our trademark applications will be approved and third parties may oppose our trademark applications or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services or solutions, which could result in loss of brand recognition and could require us to devote resources to develop, advertise and market new brands. If we are unable to successfully register our trademarks and establish name recognition based on our trademarks, we may not be able to compete effectively and our business may be adversely affected. In addition, competitors or other third parties have in the past adopted, and may in the future adopt, trademarks similar to ours, which may impede our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action.

Significant resources may be required to monitor and protect our intellectual property rights, and despite such efforts, we may not be able to detect infringement, misappropriation, or other violations of our intellectual property rights by third parties. Litigation may be necessary in the future to enforce or protect our intellectual property rights. Such litigation could be costly, time-consuming, unpredictable and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity and enforceability of our intellectual property rights. Third parties may also separately challenge the validity and enforceability of our intellectual property in administrative and other legal proceedings. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, deemed unenforceable or reduced in scope. Furthermore, because of the substantial amount of discovery that may be required in connection with intellectual property litigation, there is a risk that some of our proprietary or confidential information could be compromised by disclosure during this type of litigation. Our inability to protect our proprietary technology and other intellectual property against infringement, misappropriation, or other violations, as well as any costly litigation or diversion of our management’s attention and resources, could allow competitors to develop and commercialize services or products similar to ours and thereby reduce demand for our offerings, could delay future sales and introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation.
Additionally, we have licensed, and may license in the future, intellectual property rights from third parties, and the licenses we receive to such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our products in the future and may restrict our rights to offer certain products in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property. If we violated the terms of any of our license agreements, such as by failing to make specified royalty payments or failing to comply with quality control standards, a licensor may have the right to terminate our license. Even if we comply with all the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our material license agreements could result in a loss of revenue and negatively impact our results of operations. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete. We also grant licenses to third parties which allow third parties the right to use certain of our intellectual property in a restricted capacity. Further, a government, including the U.S. Government, or a prime contractor customer could require us to relinquish intellectual property and data rights in connection with performing work on a government contract, which could lead to a loss of valuable rights in technology and intellectual property as a condition for participating in a government program. While we attempt to ensure that our intellectual property rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights in or the value of our intellectual property rights.
Additionally, our intellectual property rights may not be protected in some jurisdictions to the same extent that they are protected in the United States, increasing the potential for infringement. It may be more difficult for us to successfully challenge the use of our intellectual property by other parties in these countries, which could diminish the value of our technologies, products, and services and cause our competitive position and growth to suffer. In addition, filing prosecuting and defending our intellectual property in all countries throughout the world where we operate may be prohibitively expensive. The lack of adequate legal protections of intellectual property or adequate legal remedies for infringement, misappropriation, and other violations of intellectual property in jurisdictions outside of the United States could have an adverse effect on our business, results of operations, and financial condition.
Third parties may allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business.
Our success in part depends on our ability to develop, manufacture, market, and sell our technologies without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our technologies are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. Because of technological changes in our industry, current patent coverage and the rapid rate of issuance of new patents, our current or future technologies may infringe, misappropriate, or otherwise violate existing or future patents or intellectual property rights of other parties. Further, because some patent applications are maintained in secrecy for a period of time, there is a risk that we could develop a product or technology without knowledge of a pending patent application, which product or technology would infringe a third-party patent once that patent is issued.

We or our vendors have been, and may in the future be, subject to claims by third parties alleging that we or our vendors have infringed, misappropriated, or otherwise violated their intellectual property rights. Any such claims, even those without merit, can be expensive and time-consuming to defend and may divert management’s attention and resources, and an adverse result in any proceeding could put our ability to produce, market, and sell our technologies in jeopardy. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may be required to spend significant resources to defend against such claims, pay significant money damages, cease using certain processes, technologies, trademarks or other intellectual property, cease making, offering and selling certain technologies, obtain a license (which may not be available on commercially reasonable terms or at all) or redesign all or a portion of our technologies or change our branding (which could be costly, time-consuming, or impossible). While no such claims have been material to date, there is no guarantee that future claims would not have a material effect on our business.
The defense costs and settlements for intellectual property infringement lawsuits may not be covered by insurance, and may not be adequate to indemnify us for all liability that may be imposed. Intellectual property infringement lawsuits can take years to resolve. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have an adverse effect on our operations and financial position. Even if resolved in our favor, the volume of intellectual-property-related claims and the mere specter of threatened litigation or other legal proceedings may cause us to incur significant expenses and could distract our personnel from day-to-day responsibilities. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse effect on our operations, reputation, and financial performance.
In addition, some of our agreements with third parties require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling, pay significant amounts to obtain a license to use such intellectual property, or incur significant costs delivering a non-infringing replacement. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
Intellectual property rights discovered through government-funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies and compliance with such regulations may limit our intellectual property rights.
We may develop, acquire, or license intellectual property rights that have been generated with U.S. Government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. Government may have certain rights in inventions developed with government funding. These U.S. Government rights may include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. Government may have the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third-party if the U.S. Government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in” rights). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. Government exercised its march-in rights in our intellectual property rights that have been generated through the use of U.S. Government funding or grants, we could be forced to license or sublicense intellectual property we developed or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. Government for the exercise of such rights. The U.S. Government may also have the right to take title to these inventions if a funding or grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. Government prohibits granting the exclusive right to use or sell these inventions in the United States unless the licensee agrees that products embodying or produced through the inventions will be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner of the intellectual property rights can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property rights. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. Government funding, the provisions of the Bayh-Dole Act may similarly apply.
Our use of open source software could compromise the proprietary nature of our software and expose us to other legal liabilities and technological risks.
Some of our proprietary software utilizes and incorporates open source software and we expect to continue to use open source software in our business in the future. Open source software is freely accessible, usable and modifiable, in each case, subject to the terms of the applicable open source software license. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions. For example, certain open source licenses may give rise to requirements to disclose or license our proprietary source code or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost, and we may be subject to such terms if such open source software is combined, linked or otherwise integrated with our proprietary software in certain ways. We have not yet implemented any formal written policies relating to our use of open source software that are designed to mitigate the risk of subjecting our proprietary code to these restrictions and requirements. We cannot guarantee that all open source software is reviewed prior to use in our platform or that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future. As such, we may be subject to certain requirements, including requirements that we offer our software that incorporates or links to the open source software at reduced cost or for free, or that we make available the proprietary source code for such software to the general public.
Furthermore, there are an increasing number of “open source” software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and services. If a third-party were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on the use of our proprietary software. In any of these events, we could be required to seek licenses from third parties and pay royalties in order to continue using the open source software necessary to operate our business or we could be required to discontinue use of our software in the event re-engineering cannot be accomplished on a timely basis, or at all. Any of the foregoing could require us to devote additional research and development resources to re-engineer our software, could result in customer dissatisfaction, could allow our competitors to create similar platforms with lower development effort and time and could have a material adverse effect on us. In addition, the use of open source software may entail greater technical and legal risks than those associated with the use of third-party commercial software, as open source licensors generally do not provide support, warranties, controls on origin of the software, indemnification or other contractual protections regarding infringement claims or the quality of the code, including the existence of security vulnerabilities. We cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with usage of open source software, such as the lack of warranties or assurance of title, cannot be eliminated and could, if not properly addressed, negatively affect our business. To the extent that our technologies and other business operations depend upon the successful and secure operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our software, delay the introduction of new technological capabilities, result in a failure of our technologies, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches or security attacks. In addition, the public availability of such software may make it easier for others to compromise our platform. Any of the foregoing would have a negative effect on our business, financial condition, and results of operations.
Legal and Regulatory Risks
We or our subsidiaries have previously been, are currently, and may in the future be party to legal proceedings, investigations, and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could have a material adverse effect on us.
We or our subsidiaries have previously been, are currently, and may in the future be party to legal proceedings, investigations, and other claims or disputes, which may relate to subjects including commercial transactions, government contracts, intellectual property, securities, employee relations or compliance with applicable laws and regulations. These legal proceedings could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. These and other legal proceedings and investigations are inherently uncertain and we cannot predict their duration, scope, outcome or consequences. There can be no assurance that these or any such matters that have been or may in the future be brought against us will be resolved favorably. In connection with any government investigations, we may be required to pay substantial fines or civil and criminal penalties and/or be subject to equitable remedies, including disgorgement or injunctive relief or suspension or debarment from government contracting, in the event the government takes action against us or the parties resolve or settle the matter. Other legal or regulatory proceedings, including lawsuits filed by private litigants, may also follow as a consequence. These matters are likely to be expensive and time-consuming to defend, settle and/or resolve and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business.
Our business is subject to various regulatory risks that could adversely affect our operations, including a wide variety of extensive and evolving government laws and regulations.
The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, in addition to regulations broadly applicable to publicly traded corporations. We are subject to a wide variety of laws and regulations relating to various aspects of our business, and there are numerous regulatory risks that could adversely affect operations, including:
•Changes in laws and regulations: Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries. For instance, our in-orbit RF sensing activities are not currently regulated by any single U.S. regulatory agency, unlike electro-optical satellite remote sensing, which is highly regulated by the Commercial Remote Sensing Agency (“CRSA”) of the U.S. Department of Commerce. Statutory changes providing new authority to an executive agency to regulate in-space activities could result in the imposition of new operating requirements or restrictions on operations that could adversely affect our business. A portion of our revenue is generated outside of the United States and that portion is likely to increase in the future. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs, or taxes, and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. For example, on June 25, 2025, the European Commission released a proposal for a regulation on the safety, resilience, and sustainability of space activities in the European Union, which would significantly reshape the regulatory landscape governing access to the EU space services market, introducing new requirements in areas such as licensing, environmental compliance, cybersecurity, and orbital debris mitigation. In addition, we are also subject to extensive and evolving local, state, and federal government laws and regulations with respect to employment and labor, health care, tax, data privacy and security, health and safety, and environmental issues. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.
•Import and Export Restrictions: Our business is subject to stringent Trade Controls. We are required to import and export our products, software, technology, and services, as well as run our operations in the United States, in full compliance with Trade Controls. Certain of our technologies require the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions, and may be required to be forwarded, imported, or exported to other jurisdictions. If the use of such technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to import or export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors, and customers, could have an adverse effect on our revenues and margins. Additionally, export from the United States of our data products and services are regulated by the DDTC as “defense services” that are subject to the strict export restrictions of the ITAR, which implement the AECA. Our marketing to foreign customers, to the extent such marketing constitutes a “defense service,” and the delivery of our data and derivative products and information must be approved by DDTC pursuant to the requirements of the ITAR. Failure to obtain authorizations or to comply with the requirements of the authorizations or of the ITAR, or changes in U.S. export regulatory policy, particularly changes in the foreign policy or national security relationship between the U.S. and any of our export customers, could result in the imposition of restrictions on existing or future authorizations of export sales (including possible revocation of existing authorizations), which could adversely affect our business.
•U.S. Government Approval Requirements: For certain aspects of our business operations, we are required to obtain U.S. Government licenses and approvals and to enter into agreements with various government bodies to provide data and insights to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. Government licenses, approvals, and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default or monetary penalties, which could materially adversely affect our financial condition and results of operations. The Federal Communications Commission (“FCC”) requires licenses for the use of RF spectrum for communications to and from our satellites and associated ground stations to operate and control our satellites, and for operation of data relays from the satellites to the ground stations or other satellites. We must also file and receive approval from the FCC of an orbital debris mitigation plan covering the launch, in-orbit operation, and end-of life deorbiting of our satellite constellation. Changes in FCC regulatory policy, including possible restrictions on radio frequencies currently used by us, could increase our capital expenditures, decrease revenue, or both, which would adversely affect our business. Some programs require that we and certain of our employees maintain appropriate security clearances. Radio communications for spacecraft operations also require frequency coordination with the International Telecommunication Union. We also require export licenses from State, the U.S. Department of Commerce (“Commerce”) and, occasionally, the governments of other countries with respect to transactions we have with international customers or international subcontractors. In addition, any payload that is to be launched to the space domain will require licenses from the U.S. Department of Transportation and the Federal Aviation Administration, including a positive payload review determination by the U.S. Government. If we are unable to obtain or maintain required licenses, security clearances and/or approvals, or are otherwise restricted by the regulatory agencies that our businesses are subject to, it could have a material adverse effect on us.
•Competitive Impact of U.S. Regulations: Export and import control, economic sanction, and trade embargo laws and regulations, including those administered by the Commerce Bureau of Industry and Security, the DDTC, and OFAC, including the ITAR and the EAR, may limit certain business opportunities or delay or restrict our ability to contract with potential international customers or suppliers. To the extent that our non-U.S. competitors are not currently or in the future subject to similar export and import controls, economic sanctions, and trade embargo laws and regulations, they may enjoy a competitive advantage with international customers, and it could become increasingly difficult for us to recapture this lost market share.
•Anti-Corruption Laws: As part of the regulatory and legal environments in which we operate, we are subject to domestic and international anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or existing or future partners to comply with anti-corruption laws and our policies could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations, and financial results.
Failure to comply with these laws may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. Moreover, the regulatory approaches of different jurisdictions may be multi-layered and may be in conflict with one another, and our compliance could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not. In addition, the actions of third parties may cause us to fail to comply with certain requirements. Our failure to obtain the licenses necessary to support our business, or any delays that present in our interactions with regulatory authorities, could impact our ability to grow our business, could delay our ability to execute on our existing and future customer contracts and could adversely affect our business, financial condition, and results of operations.

We are routinely subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation, and results of operations.
U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency, and Offices of Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and its compliance with applicable laws, regulations, and standards. The U.S. Government can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment and from time to time we may have substantial disagreements with government auditors regarding the allowability of costs incurred by us under government contracts, which delays payments even if we are correct in our positions. We may have unaudited or unsettled incurred cost claims related to past years, which limits our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract.
If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, or penalties, fines, suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.
The U.S. Government’s determination to award a future contract or contract option may be challenged by an interested party, and, if that challenge is successful, that future contract or option may be terminated.
The laws and regulations governing procurements by the U.S. Government provide procedures by which other bidders and interested parties may challenge the award of a government contract at the U.S. Government Accountability Office (“GAO”) or in federal court. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the challenge or protest. If any such challenges or protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend significant funds to defend any potential award. If a challenge or protest is successful, the government agency may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders. Finally, the government agency, in its discretion, may elect to take corrective action to resolve a pending bid protest which could result in the government agency reevaluating bidders, or asking bidders to re-compete for the contract, and the selection of a new bidder.
Current U.S. Government policy encourages the U.S. Government’s use of commercial data and space infrastructure providers to support U.S. national security objectives.
We are considered by the U.S. Government to be a commercial data provider. U.S. Government policy is subject to change and any change in policy away from supporting the use of commercial data and space infrastructure providers to meet U.S. Government space-based intelligence, surveillance, reconnaissance missions, and space infrastructure needs, or any material delay or cancellation of planned U.S. Government programs, could adversely affect our revenue and our ability to achieve our growth objectives.
Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay, or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. Government.
Certain contracts with the U.S. Government may require us to be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control, or influence (“FOCI”). Failure to maintain an agreement with the U.S. Defense Counterintelligence and Security Agency regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would limit our ability to enter into future contracts with the U.S. Government requiring facility security clearances and may result in the loss of our ability to complete existing contracts with the U.S. Government.

Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.
Our operations are subject to and affected by various federal, state, local, and foreign environmental laws, and regulations, including the discharge, treatment, storage, disposal, and remediation of hazardous substances and wastes, which can frequently be expanded, changed, or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, or the discovery of previously unknown contamination could result in material obligations and costs. Permits issued pursuant to certain environmental laws are required for our operations or the operations of our key suppliers, and these permits are subject to renewal, modification and, in some cases, revocation.
In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of petroleum products or other hazardous substances on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. We could be subject to future liabilities under environmental laws at our current or former facilities, adjacent or nearby properties or offsite disposal locations if any such properties are discovered to be contaminated with hazardous substances.
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The impacts of climate change on the global economy and our industry are rapidly evolving. We have been, and may continue to be, subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business, as well as physical and transition risks associated with climate change, all of which could impact our market and financial outlook, reputation, cost of capital, global supply chain, and production continuity.
Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products or upon our key suppliers, require new or additional investment in product designs, require carbon offset investments or otherwise could negatively impact our business and/or competitive position. Physical impacts of climate change (including as relating to more frequent or more severe weather events and drought-related limitations on access to water), increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers. Additionally, if we fail to achieve or improperly report on any stated environmental goals and commitments, the resulting negative publicity could adversely affect our reputation and/or our access to capital.
Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors. Our investments in U.S. companies may also be subject to U.S. foreign investment regulations.
Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if it is determined that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has been delegated the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction.
The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that are involved with critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.
As we operate and sell our platforms and services around the world, we are subject to the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we do business, both domestic and abroad. These laws and regulations generally prohibit companies, their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage. We have operations, deal with and make sales to governmental or quasi-governmental entities in the United States and in non-U.S. countries.
The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot ensure that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the U.K. Bribery Act, and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. Government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in international jurisdictions. Moreover, many international government procurement codes will automatically debar a company from participating in its procurement processes if such company is subject to these kind of allegations by any other government, compounding the impact of one potential violation across many markets.
Risks Related to Our Indebtedness
Our level of indebtedness could have a material adverse effect on us.
On May 19, 2026, we entered into a revolving credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility matures on May 19, 2031. Any loans under the Revolving Credit Facility will bear interest at a variable rate per annum equal to, at our option, either (a) Term SOFR plus an applicable margin ranging from 2.25% to 3.00% per annum or (b) an alternative base rate plus an applicable margin ranging from 1.25% to 2.00% per annum, in each case determined by reference to our Total Net Leverage Ratio (as defined in the Credit Agreement). A commitment fee ranging from 0.250% to 0.500% per annum, determined by reference to our Total Net Leverage Ratio, shall apply on the unused commitments under the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by each of our existing and future direct and indirect material domestic subsidiaries and secured by first-priority liens on substantially all of our and the guarantors’ assets.
Our indebtedness could have significant effects on our business, such as:
•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.
If we do not repay our outstanding indebtedness, we may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our financial condition and results of operations. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance proposed projects. The incurrence of additional indebtedness could magnify the risks described above.
Our Credit Agreement contains restrictions that limit our flexibility in operating our business. Any failure to comply with these restrictions and covenants, or the volatile credit and capital markets, could have a material adverse effect on us.
Our Credit Agreement and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to:
•create liens;
•incur additional indebtedness (including guarantees and other contingent obligations);
•make certain investments, loans and advances (including acquisitions);
•effect fundamental changes, including mergers and consolidations;
•make dispositions of assets; and
•pay dividends or make distributions or other restricted payments, in each case, subject to certain qualifications and exceptions.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our Credit Agreement or instruments governing any future indebtedness of ours. Additionally, our outstanding obligations under our Credit Agreement are guaranteed by each of our existing and future direct and indirect material domestic subsidiaries and secured by first-priority liens on substantially all of our and the guarantors’ assets. Upon a default, unless waived, the lenders under our Credit Agreement could elect to terminate their commitments and cease making further loans, and, foreclose on our and our subsidiaries’ assets pledged to such lenders to secure our obligations under our Credit Agreement and related documents and force us into bankruptcy or liquidation. In addition, a default under our Credit Agreement could trigger a cross default under agreements governing any future indebtedness. If we experience a default under our Credit Agreement or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.
Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity.
Risks Related to Financial and Accounting Matters
Changes in our accounting estimates and assumptions could negatively affect our financial position, and results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, recoverability of assets, valuation of derivatives and nonredeemable non-controlling interests, contingencies, stock-based compensation, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. In particular, estimating our contract revenues requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs include expected increases in wages and prices for materials; we also consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. There are many reasons estimated contract costs can increase, including inflation, labor challenges, supply chain challenges, and market volatility; delays or limitations in customer funding; design or other development challenges; production challenges (including from technical or quality issues and other performance concerns); inability to realize learning curves or other cost savings; changes in laws or regulations; actions necessary for long-term customer satisfaction; and natural disasters or environmental matters. Fixed-price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor rates and shortages, challenges in estimating contract revenues and costs, and supplier challenges, some of which we may be particularly exposed to given the nature of our business. While management uses its best judgment to estimate costs associated with fixed-price contracts, future events can result in significant adjustments. These assumptions and estimates involve the exercise of a significant amount of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies, or developments in the business, which could materially affect our consolidated financial statements. In addition, we sometimes receive advanced payments and billings in excess of the amount of revenue we recognize, which we record as deferred revenue. As a result, our cash flows may be subject to fluctuation across periods in a manner that may be unrelated to our underlying performance.
We have begun to incur and will incur increased costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance initiatives.
We have begun to incur and will incur significant legal, accounting and other expenses that we did not incur as a private company. As a newly public company with listed equity securities, we need to comply with new laws, regulations, and requirements, including the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission (the "SEC") annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years following the IPO. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on us. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our solutions or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, public company reporting and disclosure obligations may cause our business and financial condition to become more visible. We believe that this increased profile and visibility may result in threatened or actual litigation from time to time. If such claims are successful, our business, operating results and financial condition may be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of the attention of management, could have a material adverse effect on us.
If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately determine or disclose our financial results. As a result, our stockholders could lose confidence in our financial results.
We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. In recent years, management has identified areas within our internal control environment requiring enhancement, and we may discover additional deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or effective internal control over financial reporting, or to timely effect any necessary improvements thereto, could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock). Additionally, ineffective disclosure controls and procedures or internal control over financial reporting could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the market price of our common stock.
Our business could be adversely impacted by deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including new and revised financial and IT-related controls that we have been designing, implementing and operating, may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. As we continue strengthening our control framework, areas for improvement have been identified over time, and deficiencies in our internal control over financial reporting, including any material weakness which may occur in the future, could result in material misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect us.
Material weaknesses in the internal control over financial reporting of Hawkeye and ISA have been identified. If we are unable to remediate these material weaknesses or maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.
In connection with the audit of financial statements for the year ended December 31, 2025, material weaknesses in internal control over financial reporting were identified at Hawkeye and ISA. Specifically, Hawkeye was identified as having a material weakness in internal control over financial reporting related to:
•the design and implementation of effective controls to identify errors in the calculation and recognition of compensation expense related to stock options.

In addition, ISA was identified as having material weaknesses in internal control over financial reporting which relate to:
•the maintenance of sufficient segregation of duties over the performance of control activities for financial close and reporting, including over the review and approval of journal entries;
•the maintenance of sufficient segregation of duties over the performance of control activities for the order to cash and procure to pay processes; and
•the design and implementation of effective information technology general controls in the areas of user access related to certain information technology systems that support our financial reporting process;
The PCAOB defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” We are performing additional accounting analyses and other procedures, including consulting with third-party subject matter experts, to ensure the proper accounting and financial disclosures for these matters. We recently hired a Chief Accounting Officer and are in the process of hiring other qualified accounting, financial reporting, information technology, and other key management personnel with public company experience. We will continue to utilize third-party subject matter experts to assist in enhancing Hawkeye’s and ISA’s internal control processes and remediating these material weaknesses. Until our remediation plan is implemented, tested, and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses in internal control over financial reporting identified at Hawkeye and ISA or that additional material weaknesses in internal control over financial reporting will not be identified at Hawkeye and ISA in the future.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC beginning with the second annual report following our initial public offering. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. If we are unable to conclude on an ongoing basis that our internal control over financial reporting is effective in accordance with Section 404 of the Sarbanes-Oxley Act, we may be required to report additional material weaknesses at Hawkeye and ISA in future periods, and our ability to accurately and timely report our financial results could be adversely affected. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy material weaknesses in internal control over financial reporting at Hawkeye and ISA, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
For the year ended December 31, 2025, we had approximately $134 million of federal net operating loss carryforwards, of which $6.0 million are subject to expiration beginning in 2035. It is possible that we will not generate taxable income sufficient to use these net operating loss carryforwards before their expiration, or at all. U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses in a taxable year is limited to 80% of taxable income in such year.
In addition, our federal and state net operating loss carryforwards and certain other tax attributes (such as research and development tax credits) may be subject to significant limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. These limitations apply if we undergo an “ownership change,” which generally is defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we have undergone an ownership change in the past, or if we undergo an ownership change in the future, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income or taxes may be limited, which could harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law also may apply to limit the use of our state net operating loss carryforwards or other tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase our state taxes.

Our operating results may be negatively affected if we are required to pay additional sales and use tax, value added tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations, or the interpretation of existing laws and regulations, requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes and decide to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, our customers may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales, or otherwise seriously harm our business, results of operations, financial condition or prospects.
Risks Related to Our Status as a Public Benefit Corporation
Our status as a public benefit corporation may not result in the benefits that we anticipate.
We have made an election to be treated as a public benefit corporation under Delaware law. As a public benefit corporation, we are required to produce a public benefit and to operate in a responsible and sustainable manner, and to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the specific public benefit of preserving the safety, security, and resilience of the American people and our allies that is identified by our amended and restated certificate of incorporation. There is no assurance that we will achieve our public benefit purpose or that the expected positive economic impact from being a public benefit company will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.
As a public benefit corporation, we are required to provide our stockholders with a report at least biennially assessing our overall public benefit performance and our success in achieving our specific public benefit purpose. To the extent we are unable to provide this report in a timely manner, or if the report is not viewed favorably by our stockholders (or those other parties to whom we provide such report, if any) because we are unable to report sufficient progress toward our public benefit or otherwise, our reputation and status as a public benefit corporation may be harmed, which could in turn have a material adverse effect on our business, financial condition, and results of operations.
Our directors have a dual fiduciary duty to not only our stockholders’ pecuniary interests but also to our specific public benefit, and must consider the best interests of other stakeholders affected by our conduct. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders’ pecuniary interests.
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary dual duty to balance the stockholders’ pecuniary interests and the company’s specific public benefit, and must also consider the best interests of other stakeholders materially affected by the public benefit corporation’s conduct. Thus, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. Under Delaware law, directors are shielded from liability for breach of these fiduciary obligations if they make informed and disinterested decisions that serve a rational purpose. In the event of a conflict between the financial interests of our stockholders and the interests of our specific public benefit, our directors are obligated to make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee that such a conflict would be resolved in favor of our stockholders’ financial interests. Accordingly, Delaware law and our public benefit corporation status could result in our board of directors making decisions which are less financially lucrative for our stockholders in the short- and/or long-term; this could harm our business, financial condition, and results of operations, which in turn could cause our stock price to decline.
As a public benefit corporation, our management of the business in a manner that balances pecuniary interests of stockholders with the interests of stakeholders and our specific public benefit, in addition to our operating in a responsible and sustainable manner, may negatively influence our financial performance.

As a public benefit corporation, our board of directors has a dual fiduciary duty to balance the pecuniary interest of our stockholders and the specific public benefit of preserving the safety, security, and resilience of the American people and our allies identified in our amended and restated certificate of incorporation. Our board of directors must also consider the best interests of those materially affected by our conduct. And, as a public benefit corporation, we are obligated to operate in a responsible and sustainable manner. While we believe our public benefit designation and related statutory obligations will benefit our stockholders, in balancing these interests our board of directors may authorize and we may take actions even if those actions do not maximize our short- or medium-term financial results. Any longer-term benefits that are intended by or expected from such decisions or actions may not materialize within the timeframe we expect or at all and such decisions or actions may have an immediate negative effect on amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, financial condition, and results of operations.
As a public benefit corporation, Delaware law may make an acquisition of our company more difficult.
As a public benefit corporation, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. Public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Further, by requiring the boards of directors of public benefit corporations to balance stockholders’ economic interests with stakeholders’ best interests and the company’s public benefit, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors. Furthermore, the board of directors of a public benefit corporation must decline to recommend to its stockholders a sale of the company, even if the sale would be at a higher price than alternatives, if it does not believe that the acquirer will maintain its fiduciary duty to the public benefit.
As a public benefit corporation, we may be subject to increased derivative litigation concerning our dual fiduciary duty to stockholders’ economic interests and our public benefit and our obligation to consider the best interests of our stakeholders, the occurrence of which may have an adverse impact on our financial condition and results of operations.
As a public benefit corporation, our stockholders (if they, individually or collectively, own at least 2% of our outstanding capital stock or shares having at least $2 million in market value (whichever is less)) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholders’ economic interests, stakeholders’ best interests and our public benefit. Such derivative actions would be subject to the provision of our amended and restated certificate of incorporation requiring that, to the fullest extent permitted by law, such lawsuits be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Although traditional corporations are subject to other types of derivative actions brought by stockholders, this type of claim does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation could be costly and have an adverse impact on our financial condition and results of operations.
Risks Related to Ownership of our Common Stock
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and as such we may take advantage of certain exemptions and relief from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including:
•we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that such company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, our financial statements may not be comparable with similarly situated public companies. We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of the initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if our gross revenue exceeds $1.235 billion in any fiscal year, (2) if we become a large accelerated filer, with at least $700 million of equity securities held by non-affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three-year period.
Investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act and, as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.
An active trading market for our common stock may never develop or be sustained.
Our common stock is listed on the New York Stock Exchange under the symbol “HAWK”. However, we cannot be certain that an active trading market for our common stock will be sustained. Furthermore, we cannot be certain that we will continue to satisfy the continued listing standards of the New York Stock Exchange. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a material adverse effect on the liquidity and price of our common stock. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares of our common stock.
Our stock price may fluctuate significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
Even if a trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. You may not be able to resell your shares at or above the initial public offering price due to a number of factors which are beyond our control, including:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of companies in our industry;
•additions or departures of key management personnel;
•strategic actions by us or our competitors;
•announcements by us, our competitors, our suppliers or our distributors of significant contracts, price reductions, new products or technologies, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments or announcements relating to government awards or changes in government spending;
•difficulties in integrating any new acquisitions we may make;
•changes in preference of our customers and our market share;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;

•changes in business or regulatory conditions;
•future sales of our common stock or other securities, including in connection with the end of lock-up periods;
•investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, natural disasters, pandemics, war, acts of terrorism, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their stock prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, stockholders have filed securities class action litigation against companies following periods of market volatility. Such securities litigation, if instituted against us, could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
Our quarterly operating results have fluctuated and may in the future fluctuate significantly, which makes forecasting our future operating results difficult and could cause our operating results to fall below expectations or any guidance we may provide.
Our operating results have fluctuated from quarter to quarter and annually at points in the past, and they may do so in the future, which makes it difficult for us to predict our future operating results. Results of any one fiscal quarter or year are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful.
Further, projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. The principal reason that we may release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will be less familiar with their business, procedures, and operations. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and general corporate purposes. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, our ability to pay dividends on our common stock is currently limited by the terms of our existing loan agreements and related documents and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
You may be diluted by the future issuance of additional common stock in connection with our incentive plans, exercise of warrants, acquisitions or otherwise.
Future issuances of our common stock, including issuances under our equity incentive plans or in connection with the exercise of warrants, any future investments or acquisitions, could result in dilution to existing holders of our common stock. Such issuances, or the perception that such issuances may occur, could depress the market price of our common stock. We may issue additional equity securities from time to time, including equity securities that could have rights senior to those of our common stock. As a result, purchasers of shares of common stock bear the risk that future issuances of equity securities may reduce the value of their shares and dilute their ownership interests. Also, to the extent outstanding stock-based awards are issued or become vested, there will be further dilution to the holders of our common stock.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
If our existing stockholders, including employees, who have or obtain equity, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up period and legal restrictions on resale discussed in this Quarterly Report on Form 10-Q expire or lapse, as applicable, the trading price of our common stock could decline.
We and our officers, directors, and holders of substantially all of our common stock outstanding prior to our IPO and securities convertible into or exercisable for our common stock that were outstanding prior to our IPO agreed with the underwriters in our IPO, subject to certain exceptions, not to dispose of or hedge any of the common stock or securities convertible into or exchangeable for shares of common stock during the period from May 6, 2026 and continuing through the close of the first day on which the New York Stock Exchange is open for the buying and selling of securities (a “Trading Day”) on or after the 180th day (the “180th Day”) after May 6, 2026, or, if the 180th Day is not a Trading Day, immediately after the close of the last Trading Day immediately preceding the 180th Day, except with the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. Notwithstanding the foregoing, if the lock-up period would otherwise be scheduled to end during, or within five trading days prior to, a regularly-scheduled blackout period under our insider trading policy, which we expect to occur, then the lock-up period will instead end on the date that is ten trading days prior to the commencement of such regularly-scheduled blackout period (the “Conditional Early Termination Date”); provided, however, that promptly upon our determination of the Conditional Early Termination Date, and in any event at least five trading days in advance of the Conditional Early Termination Date, we shall notify each of the representatives of the date of the impending Conditional Early Termination Date, and shall announce the Conditional Early Termination Date through a major news service, or on a Form 8-K, at least two trading days in advance of the Conditional Early Termination Date. When the lock-up period in these agreements expires, we, our officers and directors and such other stockholders will be able to sell shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, certain of our stockholders have demand and “piggy-back” registration rights with respect to our common stock that they retained following our IPO. Future sales of such shares may cause the price of our shares of common stock to be reduced or become more volatile.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us, our business, our market or our competitors. We do not control these analysts and cannot assure you that any analysts will initiate or maintain research coverage of us and our stock. Furthermore, if one or more of the analysts who do cover us provide more favorable recommendations about our competitors or downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of the company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.
Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting by our stockholders to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•only a majority of our board of directors are authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•directors may only be removed “for cause” and only with the approval of at least 66 2/3% of the voting power of our then-outstanding capital stock;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•our board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•establish advance-notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law (the “DGCL”) may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Supreme Court of the State of Delaware or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

Issuances of Preferred Stock

In January 2026, we issued 809,766 shares of our Series E Preferred Stock to five accredited investors at a purchase price of $18.86 per share, for aggregate consideration of $15.3 million.

In February 2026, we issued 185,543 shares of our Series E Preferred Stock to three accredited investors at a purchase price of $18.86 per share, for aggregate consideration of $3.5 million.

Issuances Pursuant to our Equity Plans

Between January 1, 2026 and March 31, 2026, we granted 1,120,052 RSUs under our 2015 Plan to our employees, directors and consultants. Additionally, between January 1, 2026 and March 31, 2026, we issued 1,250,748 shares of common stock upon the exercise of options for aggregate proceeds of $2.7 million.

The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds from Public Offering of Common Stock

On May 6, 2026, our Registration Statement on Form S-1, as amended (File No. 333-294965), for the IPO became effective, pursuant to which we sold an aggregate of 18,400,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $26.00 per share. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as lead book-running managers for the IPO, and RBC Capital Markets, LLC, Jefferies LLC and BofA Securities, Inc. acted as additional book-running managers for the IPO. Robert W. Baird & Co., Incorporated, Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as bookrunners for the offering, and Drexel Hamilton, LLC acted as co-manager for the offering.

We estimate the aggregate net proceeds from the IPO, including exercise by the underwriters of their option to purchase additional shares, to be approximately $435.9 million, after deducting underwriting discounts and commissions of $33.5 million and estimated offering expenses of $9.0 million. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates.

The proceeds from the IPO were used to repay $49.7 million of outstanding borrowings and associated fees under the 2025 Loan and Security Agreement and the 2025 Mezzanine Loan and Security Agreement, together with accrued interest, and to fund a deferred payment of $7.5 million related to the acquisition of ISA, with the remaining balance being used for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of HawkEye 360, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-43266) filed with the Commission on May 8, 2026).

3.2	Amended and Restated Bylaws of HawkEye 360, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-43266) filed with the Commission on May 8, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith
**This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HawkEye 360, Inc.

Date: June 22, 2026	By:	/s/ John Serafini
Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2026	By:	/s/ Craig Searle
Chief Financial Officer
(Principal Financial Officer)