Form 10-Q
period 2026-06-30
HawkEye 360, Inc.
filed 2026-08-14
CIK 1750704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒
As of August 10, 2026, the registrant had 97,965,552 shares of common stock, $0.0001 par value per share, outstanding.

HawkEye 360, Inc. and Subsidiaries.
QUARTERLY REPORT ON FORM 10-Q
i

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of HawkEye 360, Inc. (the “Company”) contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions intended to identify statements about the future. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our expectations regarding the growth of the global radio frequency exploitation market and increasing demand for space-based signals intelligence;
•our ability to enhance existing or develop new products and services and the impact of any such enhancements or developments;
•our ability to improve and expand our operations and information systems;
•our ability to realize the anticipated benefits from integrating our business with the business of Innovative Signal Analysis, Inc.;
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

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share and share amounts)
Item 1. Financial Statements

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$503,355	$92,686
Contract accounts receivable	45,868	32,320
Contract accounts receivable from related parties	—	20,969
Other accounts receivable	415	21
Inventory	4,275	4,025
Contract assets	12,550	4,639
Contract assets from related parties	—	4,748
Prepaid expenses and other current assets	6,689	9,183
Total current assets	573,152	168,591
Long-term assets:
Satellites, property and equipment, net	131,497	110,873
Intangibles, net	32,251	35,973
Goodwill	117,958	116,866
Operating lease - right-of-use-assets	15,672	15,403
Deposits	26,032	35,932
Restricted cash	4,987	4,587
Other long-term assets	2,673	1,715
Total long-term assets	331,070	321,349
Total assets	$904,222	$489,940
Liabilities, mezzanine equity and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	14,394	18,486
Accrued expenses and other current liabilities	18,274	5,017
Accrued compensation payable	7,648	10,511
Contract liabilities	14,639	3,262
Current tax payable	286	—
Current portion of operating lease liabilities	3,266	3,437
Total current liabilities	58,507	40,713
Long-term liabilities:
Long-term debt, net of unamortized debt issuance cost	—	46,315
Long term contract liabilities	18,985	19,892
Other liabilities	17,558	23,800
Deferred tax liabilities	945	977
Warrant liabilities	—	4,267
Operating lease liabilities, net of current portion	13,409	12,893
Total long-term liabilities	50,897	108,144
Total liabilities	$109,404	$148,857
Commitments and contingencies – Note 15
Mezzanine equity:
Redeemable, convertible preferred stock Series A – $0.0001 par value, 0 and 24,947,154 shares authorized at June 30, 2026, and December 31, 2025, respectively, and 0 and 24,947,154 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	$—	$34,174
Redeemable, convertible preferred stock Series B – $0.0001 par value, 0 and 11,574,841 shares authorized at June 30, 2026, and December 31, 2025, respectively, and 0 and 11,574,841 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	—	66,442
Redeemable, convertible preferred stock Series C – $0.0001 par value, 0 and 6,960,439 shares authorized at June 30, 2026, and December 31, 2025, respectively, and, 0 and 6,960,439 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	48,761
Redeemable, convertible preferred stock Series D – $0.0001 par value, 0 and 12,857,720 shares authorized at June 30, 2026, and December 31, 2025, respectively, and 0 and 12,857,720 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	136,715
Redeemable, convertible preferred stock Series D-1 –$0.0001 par value, 0 and 6,085,161 shares authorized at June 30, 2026, and December 31, 2025, respectively, and 0 and 6,085,161 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	58,894
Redeemable, convertible preferred stock Series E – $0.0001 par value, 0 and 14,578,457 shares authorized at June 30, 2026, and December 31, 2025, respectively, and 0 and 5,567,364 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	102,600
Total mezzanine equity	$—	$447,586
Stockholders’ equity (deficit):
Common stock - $.0001 par value, 2,000,000,000 shares authorized and 97,960,719 shares issued and outstanding at June 30, 2026 and 111,000,000 shares authorized and 4,168,374 shares issued and outstanding at December 31, 2025.	$10	$2
Additional paid-in-capital	964,916	39,336
Accumulated deficit	(170,108)	(145,841)
Total stockholders' equity (deficit)	794,818	(106,503)
Total liabilities, mezzanine equity, and stockholders’ deficit	$904,222	$489,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$48,441	$23,168	$93,382	$41,053
Revenue from related parties	1,369	3,458	6,226	8,575
Total revenue	49,810	26,626	99,608	49,628
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	14,850	4,988	30,930	9,859
Indirect cost of sales and other expenses, excluding depreciation and amortization	4,608	321	8,948	669
Selling, general and administrative	25,011	8,805	43,122	16,740
Research and development	8,244	5,860	17,415	12,766
Depreciation and amortization	8,643	5,856	16,356	10,856
Total operating expenses	61,356	25,830	116,771	50,890
Income (loss) from operations	(11,546)	796	(17,163)	(1,262)
Other income (expense):
Interest income	2,869	948	3,669	1,854
Interest expense	(919)	(17)	(2,251)	(35)
Loss from changes in fair value of financial liabilities	(2,778)	—	(5,701)	—
Loss from extinguishment of debt	(2,729)	—	(2,729)	—
Other income (expense), net	100	(116)	163	(537)
Total other income (expense), net	(3,457)	815	(6,849)	1,282
Income (loss) before benefit for income taxes	(15,003)	1,611	(24,012)	20
Income tax expense	(275)	—	(255)	—
Net income (loss)	$(15,278)	$1,611	$(24,267)	$20
Preferred stock dividend	10,925	(554)	10,376	(1,103)
Income allocated to participating securities	—	(945)	—	—
Net income (loss) attributable to common shareholders	$(4,353)	$112	$(13,891)	$(1,083)
Net income (loss) per share of common stock, basic	$(0.07)	$0.02	$(0.39)	$(0.15)
Net income (loss) per share of common stock, diluted	(0.07)	0.01	(0.39)	(0.15)
Weighted-average shares outstanding, basic	61,924,756	7,392,011	35,290,038	7,312,496
Weighted-average shares outstanding, diluted	61,924,756	12,225,610	35,290,038	7,312,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(15,278)	$1,611	$(24,267)	$20
Other comprehensive gain (loss), before tax:
Unrealized loss on securities held for sale	—	(6)	—	(12)
Comprehensive income (loss), before tax	(15,278)	1,605	(24,267)	8
Income tax benefit related to items of other comprehensive loss	—	—	—	—
Total comprehensive income (loss), net of tax	$(15,278)	$1,605	$(24,267)	$8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands except share and per share amounts)

	Mezzanine Equity Redeemable Convertible Preferred Stock*		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	62,425,315	$344,986	3,831,787	$2	$12	$34,433	$(148,514)	$(114,067)
Stock-based compensation	—	—	—	—	—	830	—	830
Exercise of stock options	—	—	25	—	—	25	—	25
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(1,591)	(1,591)
Balance, March 31, 2025	62,425,315	$344,986	3,831,812	$2	$6	$35,288	$(150,105)	$(114,809)
Stock-based compensation	—	—	—	—	—	1,000	—	1,000
Exercise of stock options	—	—	36,500	—	—	2	—	2
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	1,611	1,611
Balance, June 30, 2025	62,425,315	$344,986	3,868,312	$2	$—	$36,290	$(148,494)	$(112,202)
*Refer to Condensed Consolidated Balance Sheets and Note 8 - Mezzanine Equity and Stockholders Equity for details of the classes of historic preferred shares.

	Mezzanine Equity Redeemable Convertible Preferred Stock*		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	67,992,679	$447,586	4,168,374	$2	$—	$39,336	$(145,841)	$(106,503)
Issuance of Series E preferred stock	995,309	18,068	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,333	—	2,333
Reclassification of warrant liability	—	—	—	—	—	842	—	842
Exercise of preferred financing warrants		—	6,521	—	—	73	—	73
Exercise of stock options	—	—	1,250,748	—	—	2,695	—	2,695
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,989)	(8,989)
Balance, March 31, 2026	68,987,988	$465,654	5,425,643	$2	$—	$45,279	$(154,830)	$(109,549)
Stock-based compensation	—	—	—	—	—	7,516	—	7,516
Reclassification of warrant liability	—	—	—	—	—	1,823	—	1,823
Exercise of stock options	—	—	353,112	—	—	952	—	952
Net exercise of bank warrants	—	—	291,042	—	—	—	—	—
Exercise of preferred financing warrants prior to initial public offering	—	—	783,924	—	—	129	—	129
Conversion of redeemable convertible preferred stock to common stock	(68,987,988)	(465,654)	68,987,988	6	—	465,647	—	465,653
Net settlement of preferred financing warrants in initial public offering	—	—	3,719,010	—	—	6,073	—	6,073
Issuance of common stock in initial public offering	—	—	18,400,000	2	—	437,497	—	437,499
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,278)	(15,278)
Balance, June 30, 2026	—	$—	97,960,719	$10	$—	$964,916	$(170,108)	$794,818
*Refer to Condensed Consolidated Balance Sheets and Note 8 - Mezzanine Equity and Stockholders Equity for details of the classes of historic preferred shares.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(24,267)	$20
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,356	10,856
Amortization of debt issuance costs and other noncash debt costs	494	34
Fair value loss on revaluation of warrants	4,471	537
Fair value loss on revaluation of deferred consideration	1,500	—
Fair value gain on revaluation of contingent consideration	(270)	—
Loss from extinguishment of debt	2,729	—
Stock-based compensation	9,849	1,830
Amortization of operating lease right-of-use assets	2,161	2,164
Realized gain (loss) on short-term investments	—	(12)
Changes in operating assets and liabilities, net of effect of acquisitions:
Contract accounts receivable	(13,548)	(6,356)
Contract accounts receivable from related parties	20,969	(1,401)
Other accounts receivable	(394)	(6)
Contract assets	(4,907)	(511)
Contract assets from related parties	1,212	1,087
Prepaid expenses and other assets	(9,573)	(1,317)
Operating lease liabilities	(2,085)	(2,118)
Accounts payable	(6,856)	(7,589)
Current tax payable	286	—
Accrued expenses and other liabilities	2,653	(2,215)
Deferred tax liabilities	(32)	—
Accrued compensation payable	(2,863)	—
Contract liabilities	10,470	2,116
Net cash provided by (used in) operating activities	8,355	(2,881)
Cash flows from investing activities
Proceeds from redemption of short-term investments	—	39,716
Purchase of satellites, property and equipment	(10,295)	(9,139)
Net cash provided by (used in) investing activities	(10,295)	30,577
Cash flows from financing activities
Payment of debt issuance cost	(85)	—
Exercise of warrants	202	—
Exercise of stock options	3,647	27
Proceeds from common stock in initial public offering	478,400	—
Payment of offering costs, including underwriting commissions	(37,770)	—
Repayment of term loans	(49,453)	—
Proceeds from issuance of preferred stock	18,774	—
Payment of preferred stock issuance costs	(706)	—
Net cash provided by (used in) financing activities	413,009	27

Net increase in cash, cash equivalents and restricted cash	411,069	27,723
Cash, cash equivalents and restricted cash, beginning of period	97,273	71,766
Cash, cash equivalents and restricted cash, end of period	$508,342	$99,489

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$503,355	$94,902
Restricted cash	4,987	4,587
Total cash, cash equivalents and restricted cash at the end of the period	$508,342	$99,489

	Six months ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$1,198	$—
Operating cash outflows – payment on operating leases	$2,725	$1,703
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,430	$—
Non-cash investing and financing activities
Conversion of warrant liabilities to additional paid-in-capital , including those settled in the IPO	$8,737	$—
Conversion of redeemable convertible preferred stock to common stock	$465,654	$—
Reclassification of deposits to satellites, property and equipment	$20,922	$—
Fixed assets in accounts payable at period end	$2,041	$—
Payment of offering costs, including underwriting commissions, in accounts payable at period end	$3,131	$—
Interest paid in kind	$189	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except as otherwise indicated and share and per share amounts)
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
HawkEye 360, Inc. (the “Company”), formed in the State of Delaware in 2015, is a trusted signals intelligence (“SIGINT”) partner of the United States and its allies, committed to advancing national interests through the use of its innovative technology. The Company’s mission is to provide actionable, trusted, and valuable signals intelligence to the U.S. Government and allied international customers. On May 8, 2026, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the ticker "HAWK."
The Company provides secure end-to-end signals solutions which are tightly integrated into the fabric of national security architectures. As a trusted signals intelligence partner to the U.S. Government and international allies, the Company is the first space-enabled defense technology company to disrupt electronic warfare at scale. The Company delivers shareable, battlefield-proven radio frequency (“RF”) intelligence that supports Warfighters during varied cycles of geopolitical volatility. The Company operates across the entire value chain from design and build, to data collection, to processing and analysis, delivering capabilities and insights to customers throughout our global allied defense landscape.
The Company is disrupting the defense technology industry through its transformational strategy focused on new on-orbit capabilities, signal processing enhancements, and optimization of its artificial intelligence/machine learning (“AI/ML”) analytics algorithms using its expansive RF emitter database. The Company’s algorithms are designed, improved, and validated on over one billion data points from its proprietary signals archive, uniquely collected by its sensor network. With over 30 satellites on orbit and additional clusters in development, the Company maintains a robust global operational footprint and is committed to expanding its reach, improving its revisit rate and latency, and accelerating product delivery and capability expansion to its customers. The Company is a key provider to the U.S. Government of signal processing algorithms, customized hardware, and commercial SIGINT data and information. The Company operates across classified and unclassified data, leveraging relationships with the U.S. Department of War (the “DoW”) and the U.S. intelligence community and the international equivalents of its allies around the globe.

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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our final prospectus, dated May 6, 2026, filed with the U.S. Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) under the Securities Act of 1933 in connection with our initial public offering ("IPO"). The information as of December 31, 2025, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity
The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company held cash and cash equivalents of $503.4 million as of June 30, 2026, excluding restricted cash, compared to $92.7 million as of December 31, 2025. The Company maintains collateralized performance bonds in the form of letters of credit for international customers, reported as restricted cash on the condensed consolidated balance sheet.
The Company has incurred an accumulated deficit totaling $170.1 million and $145.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company generated positive cash flows from operating activities of $8.4 million as compared to a net use of cash of $2.9 million for the six months ended June 30, 2025.
Initial Public Offering

On May 8, 2026, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the ticker "HAWK". The Company closed on its IPO resulting in the sale of 18.4 million shares of its common stock, inclusive of the exercise in full of the underwriters' option to purchase 2.4 million additional shares, at a public offering price of $26.00 per share, resulting in $478.4 million before deducting underwriting discounts and commissions and offering expenses. The Company received net proceeds of $437.5 million, net of $33.5 million of underwriting discounts and commissions and $7.4 million of offering costs. As of June 30, 2026, the Company accrued approximately $3.1 million in offering costs related to its IPO that had not yet been paid. These costs were recorded as a reduction of additional paid-in capital upon consummation of the offering. Since the amounts had not been paid in cash as of June 30, 2026, they are excluded from the statement of cash flows and are presented as a noncash financing activity.

In connection with the closing of the IPO, all outstanding shares of the Company's preferred stock converted into 68,987,988 shares of common stock and all outstanding Preferred Stock Financing Warrants (as defined below) were automatically exercised into 3,719,010 shares of common stock. See Note 8 - Mezzanine Equity and Stockholders Equity/(Deficit).

The proceeds from the IPO were used to repay $49.5 million of outstanding borrowings and associated fees pursuant to the 2025 Term Loan (as defined below) and the 2025 Mezzanine Loan (as defined below), and to fund a deferred payment of $7.5 million related to the acquisition of ISA, with the remaining balance being used for general corporate and working capital purposes.
2026 Credit Agreement

On May 19, 2026, the Company entered into a new senior secured revolving credit agreement (the “2026 Credit Agreement”) with Bank of America, N.A. The 2026 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility”), maturing on May 19, 2031. As of June 30, 2026, no amounts were drawn on the Revolving Credit Facility. See Note 7 - Debt for further details.

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

The Company’s most significant estimates and judgments involve the valuation of share-based compensation, including the fair value of common stock, the allocation of stand-alone selling price and estimated costs to complete long-term contracts used in revenue recognition, and the fair value of certain equity instruments, including warrants. These estimates also include the assumptions used in accounting for business combinations, including the valuation of assets acquired and liabilities assumed in connection with the ISA acquisition. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.

Inventory
The following table summarizes the components of inventory:

	As of June 30, 2026	As of December 31, 2025
Raw materials	$3,319	$3,230
Work-in-process	794	599
Finished goods	162	196
Total inventory	$4,275	$4,025
Concentration of Credit Risk and Revenue
The Company had the following customers whose accounts receivable or revenue balances individually represented 10% or more of the Company’s total accounts receivable or total revenue:

	Accounts Receivable
	As of June 30, 2026	As of December 31, 2025
Customer A	11%	<10%
Customer B	<10%	60%
Customer E	20%	16%
Customer G	27%	<10%

Customers that contributed in excess of 10% of accounts receivable in any period presented have been included in all periods presented for comparability. Customer reference remains the same for all periods presented.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	15%	43%	14%	42%
Customer B	<10%	13%	<10%	17%
Customer C	<10%	10%	<10%	11%
Customer E	<10%	<10%	10%	<10%
Customer G	14%	<10%	14%	<10%
Customer H	15%	<10%	15%	<10%

Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability. Customer reference remains the same for all periods presented.

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
On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: (1) a prospective transition approach; (2) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption; or (3) a retrospective transition approach. The Company is currently in the process of evaluating the potential impact the adoption of this standard may have and expects to adopt this standard in its first quarter of 2028.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for its annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its condensed consolidated financial statements and disclosures.

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

Total consideration as of the acquisition date was increased by $0.7 million as a result of working capital adjustments in the three months ended June 30, 2026.

`In addition to these cash amounts, the consideration also includes:
•Issuance of fair value of $25.0 million of Series E preferred stock;
•$10.0 million of cash holdbacks retained by the Company at closing to support a special indemnity addressing a specified matter in the Merger Agreement .
•a deferred cash payment of $15.0 million (fair valued at $13.3 million as of the acquisition date). 50% of the payment was due upon closing of the IPO, as it was due upon the earlier of (i) a "Liquidity Event" (as defined in the Merger Agreement), or (ii) the third anniversary of the closing date. The remaining 50% of the payment will be held to support the same specified matter associated with the $10.0 million holdback noted above, bringing the total holdback to $17.5 million.
•a contingent earnout payment of up to $10.0 million (fair valued at $0.3 million as of the acquisition date) if ISA exceeds specified 2026 revenue targets.

The deferred cash payment of $7.5 million that was due upon closing of the IPO was paid in the third quarter, subsequent to June 30, 2026.

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
During the three months ended June 30, 2026, we adjusted the fair value of certain assets acquired by $0.4 million based on information we learned that existed as of the acquisition date. When combined with the increase in the purchase price by $0.7 million noted above, goodwill increased by $1.1 million. See Note 6 - Intangible Asset and Goodwill for further details.
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
See Note 17 - Fair Value Measurements for subsequent adjustments to the acquisition date "Other consideration," all of which have been reflected in operating results.

The following table summarizes the fair value of acquired identifiable intangible assets:

December 18, 2025
Trade name(2)	$2,200
Customer relationships(2)
Follow-on	10,800
Existing backlog	1,100
Developed technology(2)	21,500
Total acquired intangible assets	$35,600
(1)As part of the Merger Agreement, the Company issued 1,325,316 shares of Series E preferred shares at $18.86 per share, all of which were converted at the IPO to common shares. See Note 8 – Mezzanine Equity and Stockholders' Equity for more details.
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
The following tables shows revenue and earnings for ISA:

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Revenue	$14,367	$29,326
Net income (loss)	$(3,041)	$(2,667)
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations as if ISA had been acquired as of the beginning of fiscal year 2024. The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, including transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of 2024, or of the results of future operations of the combined business.

	For the three months ended	For the six months ended
	June 30, 2025	June 30, 2025
Pro forma revenue	$41,632	$78,751
Pro forma net income (loss)	$(885)	$(1,308)

NOTE 4 – REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from customers into categories that depict the type of revenue by customer base. All revenue is contracted via either fixed-price arrangements, cost plus margin arrangements or time and material arrangements. The following chart details the disaggregation:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$28,784	$17,645	$57,718	$32,521
International	21,026	8,981	41,890	17,107
Total	$49,810	$26,626	$99,608	$49,628

Point in time - fixed price	$34,567	$26,155	$69,766	$48,593
Over time - fixed price	4,212	471	7,846	1,035
Over time - cost-plus-margin	9,201	—	18,512	—
Over time - time-and-materials	1,830	—	3,484	—
Total	$49,810	$26,626	$99,608	$49,628

Reported related party revenue, contract accounts receivable and contract assets was associated with a specific customer that, effective with the IPO, was no longer considered to be a related party. As of June 30, 2026, the Company no longer has related party revenue, contract accounts receivable or contract assets.

Contract Assets and Contract Liabilities
Contract assets primarily consist of unbilled accounts receivable related to the Company’s right to consideration for performance obligations satisfied or partially satisfied but not yet billed to customers, including fixed-price contracts recognized over time and amounts pending customer acceptance. The Company’s contract liabilities consist of deferred revenue, which represents customer payments received prior to the completion of performance. Revenue recognized from the beginning contract liability balance was $0.7 million and $1.7 million, for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.3 million, for the three and six months ended June 30, 2025, respectively.

The table below presents the Company’s contract accounts receivable, contract assets, and contract liabilities as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively:

	As of June 30, 2026	As of December 31, 2025	As of December 31, 2024
Contract accounts receivable	$19,610	$13,833	$3,331
Unbilled contract accounts receivable	26,258	18,487	8,246
Contract accounts receivable from related parties	—	20,843	67
Unbilled contract accounts receivable from related parties	—	126	—
Total contract accounts receivable	$45,868	$53,289	$11,644

Contract assets	$12,550	$4,639	$54
Contract assets from related parties	—	4,748	4,701
Total contract assets	$12,550	$9,387	$4,755

Contract liabilities - current	$14,639	$3,262	$707
Contract liabilities - long-term	18,985	19,892	—
Total contract liabilities	$33,624	$23,154	$707
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
As of June 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $105.3 million. The Company has entered into an agreement through 2032 under which a customer has contracted for dedicated access to the Company's data collection and analytics services, with revenue to be recognized ratably at $5.0 million per quarter from the second quarter of 2027 until contract completion in 2032. This agreement accounts for $100.0 million of the $105.3 million estimated revenue expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026. As of June 30, 2026 the estimated revenue expected to be recognized in the future related to remaining performance obligations is as follows:

	June 30, 2026
	12 months or less	13-24 months	25-36 months	Thereafter
Projected revenue to be recognized	$8,291	$21,989	$20,000	$55,000

NOTE 5 – SATELLITES, PROPERTY AND EQUIPMENT
Satellites, property and equipment, net, consists of the following as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Satellite builds in process	$36,475	$29,894
Satellites	173,318	151,350
Machinery and equipment	5,117	4,409
Computer equipment	3,596	3,449
Software	1,944	671
Furniture and fixtures	1,700	1,545
Leasehold improvements	10,323	7,897
	$232,473	$199,215
Accumulated depreciation and amortization	(100,976)	(88,342)
Satellites, property and equipment, net	$131,497	$110,873

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation expense	$6,779	$5,756	$12,634	$10,656

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
The Company's intangible assets relate to intellectual property that has been amortized over five years. The carrying amount of intangible assets is as follows:

	As of June 30, 2026
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Licenses and patents	5	$2,000	$(1,600)	$400
Developed technology	5	21,500	(2,293)	19,207
Customer relationships
Follow-on	10	10,800	(576)	10,224
Existing backlog	1	1,100	(587)	513
Trade names	4	2,200	(293)	1,907
Total intangible assets		$37,600	$(5,349)	$32,251

	As of December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Licenses and patents	5	$2,000	$(1,400)	$600
Developed technology	5	21,500	(147)	21,353
Customer relationships
Follow-on	10	10,800	(35)	10,765
Existing backlog	1	1,100	(27)	1,073
Trade names	4	2,200	(18)	2,182
Total intangible assets		$37,600	$(1,627)	$35,973
The following table presents amortization expense recognized on the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization expense	$1,865	$100	$3,722	$200

Future amortization expense related to intangibles assets, as of June 30, 2026, is expected to be as follows:

Remainder of 2026	$3,678
2027	6,130
2028	5,930
2029	5,912
2030	5,237
Thereafter	5,364
$32,251
The following table summarizes the changes in the carrying amount of goodwill:

As of December 31, 2025	$116,866
Additions	1,092
As of June 30, 2026	$117,958

The carrying amount of the Company’s goodwill was $118.0 million as of June 30, 2026 and $116.9 million as of December 31, 2025. During the three months ended June 30, 2026, we adjusted the fair value of certain assets acquired of $0.4 million based on information that existed as of the acquisition date. Total consideration as of the acquisition date also increased by $0.7 million as a result of working capital adjustments, resulting in a goodwill increase of $1.1 million.
NOTE 7 – DEBT
As of June 30, 2026, the Company did not have any long-term debt. As of December 31, 2025, the Company's long-term debt consisted of the following:

As of December 31, 2025
Mezzanine loan	$34,000
Senior term loan	14,600
Total debt	48,600
Less: Unamortized debt discount and issuance costs	$(2,285)
Total debt, net	$46,315
Prior Loan and Security Agreement
The Company borrowed the $14.6 million senior term loan (the “2025 Term Loan”) and the $34.0 million mezzanine term loan (the “2025 Mezzanine Loan” and together with the 2025 Term Loan, the "2025 Loans"), under its Third Amended and Restated Loan and Security Agreement and Mezzanine Loan and Security Agreement issued in connection with the acquisition of ISA. The Company’s borrowings were secured by substantially all of the Company’s assets and subjected to customary covenants and reporting requirements.

The Company paid interest on both the 2025 Term Loan and the 2025 Mezzanine Loan on the first of each month with the first payment made on January 1, 2026.

In connection with the issuance of the 2025 Mezzanine Loan, the Company executed new warrant agreements to issue certain new warrants (the “2025 Bank Warrants”) to the lenders of the Mezzanine Loan (see Note 9 - Bank Warrants).
The Third Amended and Restated Loan and Security Agreement and Mezzanine Loan and Security Agreement contained a number of customary representations, warranties, and covenants that, among other things, limited the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends or make other payments in respect of its capital stock; amend certain material documents; redeem or repurchase certain debt; make payments on subordinated debt; and engage in certain transactions with affiliates. The 2025 Loan Agreements also contained customary events of default, including, but not limited to: nonpayment of principal, interest, fees, or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; and the occurrence of a material adverse change. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), the obligations under the 2025 Loan Agreements could be accelerated. As of June 30, 2026, the covenants were extinguished upon the repayment of the loans discussed below.
Debt issuance costs and discounts related to the 2025 Loans were recorded as a reduction of the related debt and were amortized to interest expense using the effective interest method over the expected term of the 2025 Loans. Debt issuance costs consist of direct costs incurred to obtain financings under the Loan Agreements. Amortization of debt discounts and issuance costs was $0.1 million for three months ended June 30, 2026, on the 2025 Loans and is included in interest expense in the accompanying condensed consolidated statement of operations. Amortization of debt discounts and issuance costs was $0.3 million for the six months ended June 30, 2026, on the 2025 Loans and is also included in interest expense in the accompanying condensed consolidated statement of operations. The 2025 Loans were entered in December 2025 and, as such, there was no amortization of debt discounts and issuance costs on the 2025 Loans for both the three and six months ended June 30, 2025. The effective interest rates were 7.18% and 12.34% for 2025 Senior Term Loan and 2025 Mezzanine Loan, respectively.

The Company incurred total interest expense on the 2025 Loans of $0.6 million for the three months ended June 30, 2026, which consisted of $0.4 million for 2025 Mezzanine Loan and $0.2 million for 2025 Term Loan. The 2025 Loans were entered in December 2025 and, as such, there was no interest expense for three months ended June 30, 2025.
The Company incurred total interest expense on the 2025 Loans of $1.9 million for the six months ended June 30, 2026, which consisted of $1.5 million for 2025 Mezzanine Loan and $0.4 million for 2025 Term Loan. The 2025 Loans were entered in December 2025 and, as such, there was no interest expense for the six months ended June 30, 2025.
In connection with the IPO noted in Note 1 - Nature of Business and Basis of Presentation, the Company used $49.5 million of the net proceeds to repay all outstanding borrowings and associated fees under the Loan and Security Agreement, including interest. The repayment of the 2025 Term Loan and the 2025 Mezzanine Loan resulted in a loss of debt extinguishment of $2.7 million, comprising of the remaining unamortized carrying value of the Bank Warrants, debt issuance costs and lender fees, and the contractual final cash payment.
2026 Credit Facility

On May 19, 2026, the Company entered into a new senior secured revolving credit agreement (the “2026 Credit Agreement”) with Bank of America, N.A. The 2026 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility”), maturing on May 19, 2031. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to, at the Company’s option, either (i) Term SOFR ("Secured Overnight Financing Rate") plus an applicable margin of 2.25% to 3.00% per annum, or (ii) an alternative base rate plus an applicable margin of 1.25% to 2.00% per annum, in each case based on our Total Net Leverage Ratio. A commitment fee ranging from 0.250% to 0.500% per annum applies to unused commitments under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by each of our existing and future material domestic subsidiaries and is secured by first-priority liens on substantially all of our and the guarantors’ personal property assets and certain equity interests, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants and requires us to maintain compliance with the following financial covenants, each tested quarterly on a trailing four fiscal quarter basis: (i) a maximum Total Net Leverage Ratio as defined by the 2026 Credit Agreement, commencing at 3.5 to 1.00, and (ii) a minimum Interest Coverage Ratio as defined by the 2026 Credit Agreement of 3.00 to 1.00.
As of both June 30, 2026, and as of the date of this filing, we have no borrowings outstanding under the Revolving Credit Facility and the entire $125.0 million is available. The Company has recognized commitment fees of $36.5 thousand for the three and six months ended June 30, 2026, related to the Revolving Credit Facility which is included in interest expense in the accompanying condensed consolidated statement of operations. We incurred $1.1 million for the three and six months ended June 30, 2026 of debt issuance costs related to the Revolving Credit Facility, which is included in other long term assets in the accompanying condensed consolidated balance sheet. Amortization of debt discounts and issuance costs was $24.1 thousand for the three and six months ended June 30, 2026 on the Revolving Credit Facility and is included in interest expense in the accompanying condensed consolidated statement of operations.

Debt covenants on Revolving Credit Facility

The Company's debt instruments contain certain customary affirmative and negative covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens, dispose of assets, distributions or other restricted payments. The Company's credit facilities include financial covenants that requires the borrower to maintain a specified Net Leverage Ratio and Interest Coverage Ratio, as of a specified date in the respective agreement. As of June 30, 2026, the company was in compliance with all covenants related to their respective debt obligations.

Letters of Credit

The Company maintains collateralized performance bonds in the form of letters of credit for international customers, reported as restricted cash on the condensed consolidated balance sheet. As of June 30, 2026, the Company had four standby letters of credit from Silicon Valley Bank (the "Bank") outstanding, totaling approximately $5.0 million.

NOTE 8 – MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Common Stock
In connection with the Company's IPO on May 8, 2026, the Company amended and restated its existing certificate of incorporation. The amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2026, a total of 97,960,719 shares of common stock were issued and outstanding. As of December 31, 2025, under the Company's prior amended and restated certificate of incorporation, the Company was authorized to issue 111,000,000 shares of common stock with a par value of $0.0001 per share, of which 4,168,374 shares had been issued and were outstanding as of that date.
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
The following shares of common stock are reserved for future issuance (in whole shares):

	June 30, 2026	December 31, 2025
Exercise of stock options and settlement of RSUs[1]	26,817,454	14,480,386
Exercise of warrants	327,858	5,304,255
Conversion of preferred stock	—	67,992,679
	27,145,312	87,777,320
_______________
(1)The December 31, 2025 balance has been adjusted from previously reported amounts to reflect an immaterial reduction of 377,671 options. This adjustment did not have a material impact on the Company's previously issued consolidated financial statements, share-based compensation expense, or earnings per share.

Post IPO Convertible Preferred Stock

The Company's amended and restated certificate of incorporation entered into in connection with the IPO authorized the issuance of 20,000,000 shares of preferred stock par value $0.0001 per share. As of June 30, 2026, no shares were issued and outstanding.

Pre-IPO Convertible Preferred Stock

Prior to the completion of the IPO, as of December 31, 2025, the Company's existing amended and restated certificate of incorporation authorized the issuance of 77,003,772 shares of preferred stock par value $0.0001 per share, the details of which are presented below (in whole shares):

	As of December 31, 2025
	Authorized	Outstanding
Series A-1	7,312,500	7,312,500
Series A-2	12,680,908	12,680,908
Series A-3	4,953,746	4,953,746
Series B	11,574,841	11,574,841
Series C	6,960,439	6,960,439
Series D	12,857,720	12,857,720
Series D-1	6,085,161	6,085,161
Series E	14,578,457	5,567,364
Total	77,003,772	67,992,679
In January 2026, the Company issued 809,766 shares of our Series E Preferred Stock to five accredited investors at a purchase price of $18.86 per share, for aggregate consideration of $15.3 million.

In February 2026, the Company issued 185,543 shares of our Series E Preferred Stock to three accredited investors at a purchase price of $18.86 per share, for aggregate consideration of $3.5 million.

In connection with the IPO, all 68,987,988 shares of preferred stock outstanding immediately prior to the IPO were converted into 68,987,988 shares of common stock.

Preferred Stock Financing Warrants

In addition, as of December 31, 2025, there were a total of 4,664,088 of warrants related to preferred stock financings, (the “Preferred Stock Financing Warrants”).
In March 2026, an investor exercised 6,521 Preferred Stock Financing Warrants for a total of $0.1 million in cash. In May 2026, prior to the IPO, investors exercised 783,924 Preferred Stock Financing Warrants for $0.1 million in cash.

In connection with the completion of the IPO in May 2026 discussed in Note 1 - Nature of Business and Basis of Presentation, all remaining 3,873,643, Preferred Stock Financing Warrants were net exercised resulting in the issuance of 3,719,010 common shares.

NOTE 9 – BANK WARRANTS
On December 18, 2025, in connection with the 2025 Loan and Security Agreement and the 2025 Mezzanine Loan and Security Agreement, the Company issued warrants (the “2025 Bank Warrants”) to the Bank and the other lenders party thereto to purchase a total of 173,591 shares of common stock at an exercise price of $4.65 per share, subject to adjustments. During 2026, the exercise price of the 2025 Bank Warrants was revised to $11.42. The 2025 Bank Warrants will expire on December 18, 2035. The 2025 Bank Warrants were originally recorded as a liability in the condensed consolidated balance sheets at their allocated proceeds based on a relative fair value allocation between the 2025 Bank Warrants and the debt with an offset recorded as additional debt discount to be amortized. For the year ended December 31, 2025, the 2025 Bank Warrants were classified as liability warrants because they were subject to adjustment. Once the Company exercised its right to the exercise price adjustment during 2026, the 2025 Bank Warrants were marked to fair value as of the adjustment date. This was recognized as a loss from changes in fair value of financial instruments in the condensed consolidated statements of operations, and then reclassified as equity warrants in the condensed consolidated balance sheets.

In conjunction with the 2024 Amendment, the Company issued warrants to the Bank to purchase 43,343 shares of common stock, at an exercise price of $2.31 per share (the “2024 Warrants”). The 2024 Warrants had an expiration date of March 27, 2034. The estimated initial fair value of the 2024 Warrants in aggregate was $0.1 million and was computed using an option pricing method with the following assumptions: a term to maturity of 10 years; a risk-free rate of 4.20%; a dividend yield of zero; and expected volatility of 52.80%. The Company recorded the 2024 Warrants as a liability in the Company’s condensed consolidated balance sheet and capitalized the fair value of the warrants as a deferred asset related to the 2024 Amendment. The 2024 Warrants also provide for 65,015 additional shares of common stock to be made available for exercise to the Bank should the Company draw on the term loan commitment as provided for by the legacy Loan and Security Agreement. On December 18, 2025, in connection with the 2025 Amendment, the Company entered into an amendment to reduce the number of additional shares from 65,015 to 21,655 shares of common stock and also provided that the 2024 Warrants will be exercisable for all 21,655 additional shares of common stock. After such amendment, the 2024 Warrants are exercisable for a total of 64,998 shares of common stock. The 2024 Warrants were classified as a liability in the Company’s consolidated balance sheet as of December 31, 2025, and any changes in fair value from such liability were recorded as loss from changes in fair value of financial liabilities on the Company’s condensed consolidated statement of operations. On February 16, 2026, certain option rights expired which previously resulted in a liability classification of the 2024 Warrants. Following the expiration of these option rights, the 2024 Warrants were fair valued and reclassified as equity in the condensed consolidated balance sheets, with the change in fair value as of February 16, 2026 recognized in earnings. As of June 30, 2026, all 2024 Bank Warrants had been exercised, and no warrants remain outstanding.

On February 27, 2020, in connection with a mezzanine loan and security agreement between the Company and the Bank, the Company issued warrants to the Bank (and certain additional lenders) to purchase a total of 280,600 shares of common stock at an exercise price of $2.29 per share (the “Mezzanine Warrants”). The Mezzanine Warrants will expire on February 26, 2032. The Company recorded the Mezzanine Warrants as equity in the Company’s condensed consolidated balance sheets and capitalized the fair value of the warrants as a component of the debt discount.
On March 12, 2019, another amendment was made to the Original Bank Warrant in order to remove the provisions for further adjustments. On March 12, 2019, the Company issued a warrant (the “New Bank Warrant”) to the Bank to purchase 25,428 shares of common stock at an exercise price of $0.77 per share and will expire on March 11, 2029. The Company recorded the New Bank Warrant as equity in the Company’s condensed consolidated balance sheet and capitalized the fair value of the warrants as a component of the debt discount. In connection with the Company’s IPO, the New Bank Warrants were exercised and are no longer outstanding as of June 30, 2026.

On June 27, 2017, the Company entered into the Loan and Security Agreement to provide one or more loans or other extensions of credit as described in Note 7 - Debt. In conjunction with the Loan and Security Agreement, the Company issued a warrant (the “Original Bank Warrant”) to the Bank to purchase 47,700 shares of common stock, at an exercise price of $0.23 per share. The Original Bank Warrant will expire on June 26, 2027. In May 2018 the Company granted the lender an additional 15,900 warrants, at an exercise price of $0.23 per share, with the same expiration date as the Original Bank Warrant. As of June 30, 2026, all Original Bank Warrants had been exercised, and no warrants remain outstanding.

As of June 30, 2026, the following equity classified warrants to issue stock of the Company remain outstanding:

Original Issuance Date	Expiration Date	Exercise Price	Warrants Issued	Warrants Currently Exercisable
June 2017	June 2027	$0.23	47,700	—
May 2018	June 2027	$0.23	15,900	—
May 2019	March 2029	$0.77	25,428	—
May 2019	March 2029	$0.77	25,429	—
February 2020	February 2032	$2.29	112,240	—
February 2020	February 2032	$2.29	112,240	112,240
February 2020	February 2032	$2.29	56,120	42,027
March 2024	March 2034	$2.31	64,998	—
December 2025	December 2035	$11.42	173,591	173,591
			633,646	327,858

During the three and six months ended June 30, 2026, a total of 305,788 warrants were net settled for a total issuance of 291,042 shares of common stock.

NOTE 10 – EQUITY INCENTIVE PLANS
In September 2015, the Company adopted a stock incentive plan (the "2015 Plan"), and in May 2026, in connection with the IPO, the Company adopted an equity incentive plan (the "2026 Plan", and together with the 2015 Plan, the "Equity Plans"), both of which permit the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. Upon the effectiveness of the 2026 Plan, no further grants may be made under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. All shares of common stock remaining available for issuance under the 2015 Plan when the 2026 Plan became effective, have become available for issuance under the 2026 Plan. In addition, shares subject to outstanding awards granted under the 2015 Plan that, on or after the 2026 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time, shall be added to the number of shares then available for issuance under the 2026 Plan.
Share-based compensation expense is recognized on a straight-line basis, over the applicable vesting period. Total stock-based compensation expense recognized on the condensed consolidated statement of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct cost of sales, excluding depreciation and amortization	$384	$171	$794	$313
Selling, general and administrative	6,108	457	6,962	835
Research and development	1,024	372	2,093	682
Total stock-based compensation	$7,516	$1,000	$9,849	$1,830

Time vested and performance vested options
Presented below is a summary of the status of the time vested stock options under the Equity Plans for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026[1]	12,868,649	$2.78
Granted	2,032,227	11.42
Exercised	1,497,297	2.22
Forfeited	355,676	4.85
Expired	34,022	3.15
Outstanding at June 30, 2026	13,013,881	$4.14
_______________
(1)The January 1, 2026 balance has been adjusted from previously reported amounts to reflect an immaterial reduction of 377,671 options. This adjustment did not have a material impact on the Company's previously issued consolidated financial statements or share-based compensation expense.

Presented below is a summary of the status of the performance vested stock options under the Equity Plans for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026	1,428,951	$2.65
Granted	—	$—
Exercised	106,563	$3.08
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2026	1,322,388	$2.61

As of June 30, 2026, there was $28.8 million of unrecognized compensation cost related to unvested stock options granted under the Equity Plans, expected to be recognized over a weighted-average remaining period of 2.8 years.
Restricted Stock Units
Certain RSU awards granted to employees contain a performance-based vesting condition that requires the completion of a qualifying liquidity event, including IPO, in addition to any applicable service-based vesting requirements.

Prior to the completion of the Company's IPO on May 8, 2026, the performance condition associated with these awards was not considered probable of being achieved and, accordingly, no compensation expense was recognized for such awards. Upon the consummation of the IPO, the performance condition was satisfied, and the awards became eligible to vest subject to the remaining service conditions.

As a result of the performance condition being achieved during the three months ended June 30, 2026, the Company began recognizing stock-based compensation expense related to these awards. The Company recognized cumulative compensation expense for the portion of the requisite service period rendered through the date the performance condition was satisfied and will continue to recognize the remaining unrecognized compensation cost over the applicable remaining service periods.

During the three months ended June 30, 2026, the Company recognized $4.5 million of stock-based compensation expense related to RSU awards for which the IPO performance condition was satisfied during the period.

Presented below is a summary of the status of the restricted stock units under the Plan for ended six months ended June 30, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	182,786	$4.65
Granted	1,299,121	$18.69
Vested	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2026	1,481,907	$16.96

The total unrecognized compensation related to these RSUs was $13.5 million as of June 30, 2026 which is expected to be recognized over a weighted-average remaining period of 3.6 years.

Employee Stock Purchase Plan

In April 2026, the Company adopted the Company's 2026 Employee Stock Purchase Plan (the "ESPP"), effective in May 2026, which authorizes the issuance of up to 1,861,585 shares of common stock (which may be adjusted annually according to the provisions of the ESPP). The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Eligible employees may elect to purchase shares of the Company's common stock through payroll deductions during designated offering periods at a purchase price determined in accordance with the provisions of the ESPP.

During the period ended June 30, 2026, the Company had not commenced any offering periods under the ESPP and no shares had been purchased or issued pursuant to the plan. Accordingly, no stock-based compensation expense related to the ESPP was recognized during the three- or six-month periods ended June 30, 2026.

NOTE 11 – ACCRUED EXPENSES AND LIABILITIES
Accrued expenses and other current liabilities consisted of the following on June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Accrued salary and benefits	$3,044	$4,119
Accrued other expenses	7,136	721
Accrued taxes and fees	572	161
ISA deferred cash consideration	7,500	—
Other current liabilities	22	16
Total	$18,274	$5,017
Other liabilities consisted of the following on June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
ISA deferred cash holdback	$10,000	$10,000
ISA deferred cash consideration	7,500	13,500
ISA contingent consideration	30	300
Other	28	—
Total	$17,558	$23,800
NOTE 12 – SEGMENT REPORTING
The Company operates as a single operating and reportable segment. The chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, evaluates financial performance and allocates resources using consolidated net income.
The CODM reviews expenses on a consolidated and aggregated basis rather than by individual category. Significant expense categories considered in assessing performance include direct cost of sales (excluding depreciation and amortization), indirect labor and related costs, depreciation and amortization, indirect professional fees, stock-based compensation, other operating expenses, other non-operating income (net) and benefit for income tax, all of which are included within the Company’s condensed consolidated results and are consistent with the CODM’s measure of consolidated net income. There have been no changes in the Company’s operating segment structure, the CODM, or the measures used to assess segment performance during the interim period. Accordingly, the Company has not presented separate segment financial information for the interim period.

NOTE 13 – INCOME TAXES
The expense for income tax was $0.3 million (-2.0%) and $0.3 million (-1.1%) for the three and six months ended June 30, 2026, respectively. There was no income tax expense for the three and six months ended June 30, 2025, respectively. The increase in income tax expense was primarily related to changes in state income taxes, valuation allowance and non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three and six months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in state income taxes, valuation allowance and non-deductible stock-based compensation expenses.. The Company’s effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance.
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
The Company made an accounting policy election not to recognize right-of-use (ROU) assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
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

The Company leases premises for general office and administrative purposes from unrelated parties under operating lease agreements that have remaining terms of  0.8 to 9 years. Options to extend a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease expense:
Operating lease cost	$1,404	$875	$2,775	$1,749
Total lease cost	$1,404	$875	$2,775	$1,749

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
During the first quarter of 2026, the Company reached a settlement with a third-party vendor related to an ongoing commercial claim. The Company has recorded $0.5 million in selling, general and administrative expense related to this settlement.

NOTE 16 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the basic weighted-average number of shares of common stock outstanding during each period. Diluted net income per share is calculated by dividing net income available to common stockholders by the basic weighted average number of shares of common stock outstanding plus common stock equivalents during each period. All potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Prior to the completion of the Company's IPO discussed in Note 1- Nature of Business and Basis of Presentation, the Company had outstanding convertible preferred stock that were entitled to cumulative dividends that are payable upon redemption of the underlying shares. Historically, the Company reduced income available to common stockholders by cumulative preferred dividends in determining basic and diluted earnings per share.

In connection with the closing of the IPO in May 2026, all outstanding shares of preferred stock were converted into common stock pursuant to the terms of the Company's certificate of incorporation. Concurrent with such conversion, accumulated undeclared cumulative dividend rights of approximately $10.9 million were extinguished and no longer represented an obligation of the Company. Accordingly, such amounts are no longer deducted from net income in determining income available to common stockholders and the cumulative amount has been adjusted in the current period calculation.

For the six months ended June 30, 2026, the net adjustment to income available to common stockholders was $10.4 million, as the $10.9 million extinguishment of accumulated cumulative dividend rights was partially offset by $0.6 million of cumulative preferred dividends attributable to the three months ended March 31, 2026.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income (loss) per common share as disclosed on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(15,278)	$1,611	$(24,267)	$20
Preferred stock dividends	10,925	(554)	10,376	(1,103)
Income allocated to participating securities	—	(945)	—	—
Net income (loss) attributable to common stockholders, basic	$(4,353)	$112	$(13,891)	$(1,083)
Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	61,924,756	7,392,011	35,290,038	7,312,496
Net income (loss) per share attributable to common stockholders, basic	$(0.07)	$0.02	$(0.39)	$(0.15)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders, basic	$(4,353)	$112	$(13,891)	$(1,083)
Preferred stock dividends	—	—	—	—
Income allocated to participating securities	—	61	—	—
Net income (loss) attributable to common stockholders, diluted	$(4,353)	$173	$(13,891)	$(1,083)
Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	61,924,756	7,392,011	35,290,038	7,312,496
Weighted-average effect of potentially dilutive securities:
Stock Options	—	4,404,802	—	—
RSUs	—	—	—	—
Warrants for Common Stock	—	428,797	—	—
Convertible Preferred Stock	—	—	—	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	61,924,756	12,225,610	35,290,038	7,312,496
Net income (loss) per share attributable to common stockholders, diluted	$(0.07)	$0.01	$(0.39)	$(0.15)

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments, and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock Options	14,336,269	1,718,363	14,336,269	12,419,812
RSUs	1,481,907	—	1,481,907	—
Warrants for Common Stock	327,858	952,360	327,858	1,538,864
Convertible Preferred Stock	—	—	—	62,425,315
Total	16,146,034	2,670,723	16,146,034	76,383,991

NOTE 17 – FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, debt, accounts payable, deferred consideration, contingent consideration, bank warrants and at-the-money warrants. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value due to the relatively short maturity of these instruments. Due to the variable rate nature of the Company’s debt, the carrying value of debt approximates the fair value of debt.
The fair value of the contingent consideration, bank warrants and at-the-money warrants is based on significant inputs not observable in the market, such as volatility, risk-free rate, and expected term, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company used a market approach based on the most recent arms-length transaction to estimate the enterprise value of the Company and then allocated the enterprise value to the liability-classified warrants using an option-pricing model. No warrants exist as of June 30, 2026, that require fair value treatment. The ISA contingent earnout liability is recorded at the fair value of the potential future payments to the sellers based on the achievement of specified revenue thresholds over the earnout period. Changes in the fair value of the contingent consideration and at-the-money warrants related to updated assumptions and estimates are recognized as loss from changes in fair value of financial liabilities as part of other income, net within the condensed consolidated statements of operations.
The ISA deferred consideration was recorded at the fair value of the future payments to the sellers of ISA, based on estimates of the probability of when the payments would be made, as half was due at the earlier of a Liquidity Event (i.e. IPO) or three years. Subsequent to the IPO, the first half became due and the fair value was adjusted to equal the full value to be paid. No further probability assessments or fair value evaluations are required and the balance is no longer considered a financial instrument requiring fair value measurement. Adjustments to the fair value have been recorded as loss from changes in fair value of financial liabilities on the condensed consolidated statements of operations.
The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively:

	Level 1	Level 2	Level 3	Total Fair Value Measurement at June 30, 2026
Liabilities:
ISA deferred consideration	$—	$—	$—	$—
ISA contingent earnout liability	—	—	30	30
2025 Bank Warrants	—	—	—	—
At-the-Money Warrants	—	—	—	—
Total liabilities held at fair value	$—	$—	$30	$30

	Level 1	Level 2	Level 3	Total Fair Value Measurement at December 31, 2025
Liabilities:
ISA deferred consideration	$—	$—	$13,500	$13,500
ISA contingent earnout liability	—	—	300	300
2024 Bank Warrants	—	—	658	658
2025 Bank Warrants	—	—	1,415	1,415
At-the-Money Warrants	—	—	2,194	2,194
Total liabilities held at fair value	$—	$—	$18,067	$18,067
There were no transfers between levels during the three and six months June 30, 2026. Changes in the fair value of Level 3 financial liabilities were as follows:

	Warrant Liability	Deferred Consideration	Contingent Consideration
Balance December 31, 2025	$4,267	$13,500	$300
(Gain) loss included in earnings due to fair value adjustment	4,471	1,500	(270)
Reclassification to liabilities (1)	—	(15,000)
2024 Bank Warrants reclassified to equity	(842)	—	—
2025 Bank Warrants reclassified to equity	(1,823)	—	—
At-the-Money warrants net settled	(6,073)	—	—
Balance June 30, 2026	$—	$—	$30
(1) - Half of the reclassification was to other current liabilities and half went to other liabilities
NOTE 18 – SUBSEQUENT EVENTS
In accordance with FASB ASC Topic 855, Subsequent Events, the Company has evaluated all subsequent events through August 14, 2026 to ensure that this filing includes appropriate recognition of events occurring after the balance sheet date. The Company has determined that there have been no subsequent events that occurred which would require recognition in the condensed consolidated financial statements.

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
Overview
HawkEye 360 provides end-to-end signals intelligence solutions to U.S. Government and its allies. We deliver shareable radio frequency ("RF") intelligence that supports Warfighters during varied cycles of geopolitical volatility. We operate across the entire value chain from data collection, utilizing a constellation of over 30 satellites on orbit that we designed and built, to processing and analysis.

Examples of our solutions include customized SIGINT solutions, maritime intelligence, military radar monitoring, global navigation satellite systems ("GNSS") jamming and spoofing detection, communications mapping, tactical Intelligence Surveillance and Reconnaissance ("ISR") support, and core signal processing algorithms used in national government SIGINT systems. Our unclassified, shareable data, and analytics products create a range of use cases for end customers.

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

We have developed a go-to-market strategy that allows us to efficiently and effectively sell to government customers at scale. Our sales motion targets customers with the appropriate budgets, needs, and capabilities to leverage RF data at scale. We serve data customers through a “land and expand” upsell model. These contracts typically begin with a “test and evaluate” phase which are normally one to three month engagements, and later move to operational contracts with expanded scope, from which point we look to expand to additional products and a greater scope of analytics.

For a more complete description of our business, go-to-market strategy, and product offerings, please refer to our Registration Statement on Form S-1 (File No. 333-294965).

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
Backlog
Backlog is a key measure of our business. Our backlog supports predictable revenue expansion through a recurring model, enabling forward revenue visibility. Our backlog was $302.7 million as of December 31, 2025 and $292.2 million as of June 30, 2026.

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
Government Environment and Regulations
Our industry is affected by U.S. and international government budget and spending levels, including shutdowns of the U.S. federal government due to a lapse in appropriations, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the space and defense sector. National security and advancements in space-based technologies and defense capabilities are core focuses of the U.S. Government on a bipartisan basis and closely align with the key messages from the current U.S. presidential administration regarding space. Additionally, international U.S. allies are interested in building independent sovereign capabilities. Government expenditures and policy evolutions favorable to and emphasizing the usage of commercial technologies in the defense procurement process have fueled our growth in recent years and have resulted in our continued ability to secure increasingly valuable contracts as well as the ability to continue financing the growth and development of our business. We expect our total addressable market to reach approximately $34 billion by 2030, driven by significant growth in processing and analytics capabilities beyond data collection where we excel. Any changes in budget and spending levels, policies, or priorities, may have an adverse impact on our business and operating results. In addition, U.S. and non-U.S. Government procurement regulations impose various operational requirements on government contractors. Non-compliance with any of these regulations could materially and adversely affect our operating results.
Our Technology
We are successful because of the strength of our software and technology. We leverage five plus years of battle-tested data to turn raw spectrum into actionable intelligence, which is built on years of contested-environment data collection and a mature processing pipeline. We employ our proprietary AI algorithms to identify, track, analyze, and predict specific emitters, converting data into insights for Warfighters. We have recruited engineers with prior experience in premier government signal processing environments and nearly half of our personnel hold security clearances. In this market, even small algorithmic and data gains drive outsized operational impact, making our intellectual property rare and defensible. We expect to continue to innovate our software and technology, but any difficulties in achieving or effectively continuing to innovate could have a negative effect on our operating results.

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

The following table presents a summary of our key performance indicators and non-GAAP financial measures for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Key Performance Indicators
Net income (loss)	$(15,278)	$1,611	$(24,267)	$20
Net cash provided by (used in) operating activities	$11,629	$4,597	$8,355	$(2,881)
Non-GAAP Financial Measures
Adjusted EBITDA (1)	$7,042	$7,834	$14,432	$11,681
Free Cash Flow (1)	$5,389	$(1,348)	$(1,940)	$(12,020)

_______________
(1)Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. For definitions of Adjusted EBITDA and Free Cash Flow, as well as reconciliations to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please see “—Non-GAAP Financial Measures” below.

(in thousands)	As of June 30, 2026	As of March 31, 2026	As of December 31, 2025
Key Performance Indicators
Backlog(1)	$292,230	$285,003	$302,719

(1)See “—Backlog” above for more information on backlog.

Non-GAAP Financial Measures
In addition to the financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide non-GAAP financial measures. We define Adjusted EBITDA as net income (loss) before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses that are not considered part of the Company's operations and revenue-generating activities, or are nonrecurring or infrequent in nature. Management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; acquisition-related costs, one-time costs related to the IPO, settlements, net of related legal expenses, changes in fair value of contingent and deferred consideration, changes in fair value of warrant liabilities, and gains or losses on extinguishment of debt. We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of satellites, property, and equipment.

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
Adjusted EBITDA
The following table presents a reconciliation of Net Income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(15,278)	$1,611	$(24,267)	$20
Adjusted for:
Interest income	(2,869)	(948)	(3,669)	(1,854)
Interest expense	919	17	2,251	35
Income tax expense	275	—	255	—
Depreciation and amortization	8,643	5,856	16,356	10,856
Stock-based compensation	7,516	1,000	9,849	1,830
Acquisition costs(1)	817	—	1,592	—
One-time costs related to IPO(2)	1,512	—	3,585	—
Settlements, net of related legal expenses(3)	—	182	50	257
Change in fair value of contingent and deferred consideration	600	—	1,230	—
Change in fair value of warrant liabilities	2,178	116	4,471	537
Loss on extinguishment of debt	2,729	—	2,729	—
Adjusted EBITDA	$7,042	$7,834	$14,432	$11,681
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
(3)Represents costs for legal fees and settlement related to litigation initiated by us against a third party, which are not part of our ordinary legal expenses and not reflective of our core operating performance.

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

The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by (used in) operating activities	11,629	$4,597	8,355	$(2,881)
Purchases of satellites, property, and equipment	(6,240)	(5,945)	(10,295)	(9,139)
Free Cash Flow	$5,389	$(1,348)	$(1,940)	$(12,020)
Components of Results of Operations
Revenue
We generate revenue primarily from fixed price contract arrangements for RF signal mapping products that are used to analyze and track radio waves, and from signal processing technologies and services. In addition, we generate revenue from long-term contracts to provide engineering services, systems integration and mission support, which are executed under cost-plus-award-fee, cost-plus-fixed-fee, firm fixed-price, time-and-materials and cost-reimbursement arrangements.
For the three and six months ended June 30, 2026, fixed price contract arrangements accounted for over 78% of our revenue. We also sell archived data to our customers upon request as well as data on a subscription basis. Additionally, we have reseller arrangements with our distribution partners. Revenue under resell arrangements is generally recognized net of any reseller discounts, as the reseller is considered our customer, when the products are delivered to the reseller, provided all other revenue recognition criteria are met. The agreements can be single year or multiyear and often contain minimum commitments by year. For agreements that call for upfront payments of the minimum commitments, revenue is deferred until a sale of our product occurs.
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
Services provided to the customer may also include professional services, which include on-site data analytics support, studies, trainings services, and other general support services. Professional services revenue including on-site data analytics support and studies are recognized over time.
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
We expect selling, general and administrative expenses to increase in the future as we incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission ("SEC") requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
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
Depreciation and amortization
Depreciation and amortization costs include the depreciation of satellites, machinery, and equipment, as well as the amortization of finite-lived licenses and patents, trade names, and customer relationships and developed technology.
Interest income
Interest income primarily relates to interest earned on cash and cash equivalents.
Interest expense
Interest expense consists of charges on the 2025 Loans through the date they were paid off, as well as the amortization of debt issuance costs and discounts related to those loans. In addition, interest expense includes recurring commitment fees under the 2026 Credit Facility and the amortization of debt issuance costs associated with that facility (see Note 7 - Debt). Unamortized debt issuance costs and discounts related to the 2025 Loans were written off at the time the loans were paid off and recorded to Loss from Extinguishment of Debt. The remaining unamortized debt issuance costs that are associated with the 2026 Credit Facility are amortized over the life of the facility using the straight-line method.
Other income, net
Other non-operating income, net primarily includes adjustments to fair value associated with the ISA contingent consideration, bank warrants and at-the-money warrants, and the ISA deferred consideration as described in Note 17 - Fair Value Measurements.
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
The expense for income tax was $0.3 million (-2.0%) and $0.3 million (-1.1%) for the three and six months ended June 30, 2026, respectively. There was no income tax expense for the three and six months ended June 30, 2025, respectively. The increase in income tax expense was primarily related to changes in valuation allowance, non-deductible stock-based compensation expenses, and state income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance, non-deductible stock-based compensation expenses, and state income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for three months ended June 30, 2026 and 2025.

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$48,441	$23,168	25,273	109%
Revenue from related parties	1,369	3,458	(2,089)	(60)%
Total revenue	49,810	26,626	23,184	87%
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	14,850	4,988	9,862	198%
Indirect cost of sales and other expenses, excluding depreciation and amortization	4,608	321	4,287	1336%
Selling, general and administrative	25,011	8,805	16,206	184%
Research and development	8,244	5,860	2,384	41%
Depreciation and amortization	8,643	5,856	2,787	48%
Total operating expenses	61,356	25,830	35,526	138%
Income (loss) from operations	(11,546)	796	(12,342)	(1551)%
Other income (expense):
Interest income	2,869	948	1,921	203%
Interest expense	(919)	(17)	(902)	5306%
Loss from changes in fair value of financial liabilities	(2,778)	—	(2,778)	100%
Loss from extinguishment of debt	(2,729)	—	(2,729)	100%
Other income (expense), net	100	(116)	216	(186)%
Total other income/(expense), net	(3,457)	815	(4,272)	(524)%
Income (loss) before benefit for income taxes	(15,003)	1,611	(16,614)	(1031)%
Income tax expense	(275)	—	(275)	100%
Net income (loss)	$(15,278)	$1,611	(16,889)	(1048)%
Revenue
Total revenue increased by $23.2 million, or 87% , to $49.8 million during the three months ended June 30, 2026 from $26.6 million during the three months ended June 30, 2025, primarily driven by the factors discussed below. Revenue from related parties totaled $1.4 million (3% of revenue) for the three months ended June 30, 2026 versus $3.5 million (13% of revenue) for the three months ended June 30, 2025. The decrease in related party revenue is driven by the completion of the IPO, after which the customers were no longer considered related parties.

The following table sets forth a summary of our consolidated revenue by type for the periods indicated, and the changes between comparative periods.

	Three months ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
United States	$28,784	$17,645	11,139	63%
International	21,026	8,981	12,045	134%
Total	$49,810	$26,626	23,184	87%

U.S. revenue
U.S. revenue increased by $11.1 million for three months ended June 30, 2026, or 63%, to $28.8 million for the three months ended June 30, 2026 from $17.6 million for the three months ended June 30, 2025. The increase was driven by $14.4 million from the ISA acquisition, partially offset by a $3.2 million decrease in government and other revenue due to reduced sales of radio frequency data.

International revenue
International revenue increased by $12.0 million, or 134% , to $21.0 million for the three months ended June 30, 2026 from $9.0 million for the three months ended June 30, 2025, primarily due to stronger sales of radio frequency data, with contributions from both existing and new customers.
Direct cost of sales, excluding depreciation and amortization
Direct cost of sales increased $9.9 million or 198% to $14.9 million for three months ended June 30, 2026 from $5.0 million for three months ended June 30, 2025. The increase in direct cost of sales was driven primarily by increased headcount, largely attributable to the acquisition of ISA, which accounted for $8.4 million of the year over year increase, and higher stock-based compensation. Direct cost of sales increased as a percentage of revenue from 19% for the three months ended June 30, 2025 three months ended March 31, 2025 to 30% for the three months ended June 30, 2026, primarily driven by increased headcount, largely attributable to the acquisition of ISA.

Indirect cost of sales and other expenses, excluding depreciation and amortization
Indirect cost of sales increased $4.3 million or 1336% to $4.6 million for the three months ended June 30, 2026 from $0.3 million for the three months ended June 30, 2025. The increase in indirect cost of sales was driven primarily by costs related to the acquisition of ISA in late 2025, which accounted for $4.1 million of the year over year increase.
Selling, general and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $16.2 million, or 184% to $25.0 million for the three months ended June 30, 2026 from $8.8 million for the three months ended June 30, 2025. This growth was primarily attributable to higher employee compensation-related costs including stock-based compensation, and professional services costs.
Research and development expenses
Research and development expenses increased by $2.4 million, or 41% to $8.2 million for the three months ended June 30, 2026, from $5.9 million for the three months ended June 30, 2025. The increase was primarily driven by higher employee compensation-related costs including stock-based compensation
Depreciation and amortization
Depreciation and amortization expenses increased by $2.8 million, or 48% to $8.6 million for the three months ended June 30, 2026 from $5.9 million for the three months ended June 30, 2025. The increase was mainly due to $1.8 million in ISA amortization of acquisition-related intangible assets, in addition to a $0.3 million increase in depreciation expense associated with satellite assets.
Interest income
Interest income increased by $1.9 million, or 203% to $2.9 million for the three months ended June 30, 2026, from $0.9 million for the three months ended June 30, 2025. This increase was mainly due to interest income earned on the cash received in the IPO.

Interest expense
Interest expenses increased by $0.9 million to $0.9 million for the three months ended June 30, 2026 from $17 thousand for the three months ended June 30, 2025. The increase was mainly due to interest expense on the 2025 Loans.

Loss from changes in fair value of financial liabilities
Loss from changes in fair value of financial liabilities was $2.8 million for the three months ended June 30, 2026, as compared to no such losses in the prior year period. The current period loss was primarily driven by change in fair value of warrant liabilities of $2.2 million and change in fair value of contingent and deferred consideration of $0.6 million
Loss from extinguishment of debt

Loss from extinguishment of debt was $2.7 million for the three months ended June 30, 2026, as compared to no such loss in the prior period. The current period loss was driven by the repayment of the Company's 2025 Loans in connection with the IPO and included the write-off of unamortized debt discounts and debt issuance costs.

Other income (expense), net

Other income (expense), net increased $0.2 million for the three months ended June 30, 2026, or 186% to a gain of $0.1 million for the three months ended June 30, 2026 from a loss of $0.1 million for the three months ended June 30, 2025 The increase was primarily driven by an ISA acquisition related matter.
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for six months ended June 30, 2026 and 2025.

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$93,382	$41,053	52,329	127%
Revenue from related parties	6,226	8,575	(2,349)	(27)%
Total revenue	99,608	49,628	49,980	101%
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	30,930	9,859	21,071	214%
Indirect cost of sales and other expenses, excluding depreciation and amortization	8,948	669	8,279	1,238%
Selling, general and administrative	43,122	16,740	26,382	158%
Research and development	17,415	12,766	4,649	36%
Depreciation and amortization	16,356	10,856	5,500	51%
Total operating expenses	116,771	50,890	65,881	129%
Income (loss) from operations	(17,163)	(1,262)	(15,901)	1260%
Other income (expense):
Interest income	3,669	1,854	1,815	98%
Interest expense	(2,251)	(35)	(2,216)	6331%
Loss from changes in fair value of financial liabilities	(5,701)	—	(5,701)	100%
Loss from extinguishment of debt	(2,729)	—	(2,729)	100%
Other income (expense), net	163	(537)	700	(130)%
Total other income (expense), net	(6,849)	1,282	(8,131)	(634)%
Income (loss) before benefit for income taxes	(24,012)	20	(24,032)	(120160)%
Income tax expense	(255)	—	(255)	100%
Net income (loss)	$(24,267)	$20	(24,287)	(121435)%

Revenue
Total revenue increased by $50.0 million, or 101%, to $99.6 million during the six months ended June 30, 2026 from $49.6 million during the six months ended June 30, 2025, primarily driven by the factors discussed below. Revenue from related parties totaled $6.2 million (6% of revenue) for the six months ended June 30, 2026 versus $8.6 million (17% of revenue) for the six months ended June 30, 2025. The decrease in related party revenue is driven by the completion of the IPO, after which the customers were no longer considered related parties.

The following table sets forth a summary of our consolidated revenue by type for the periods indicated, and the changes between comparative periods.

	Six months ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
United States	$57,718	$32,521	$25,197	77%
International	41,890	17,107	24,783	145%
Total	$99,608	$49,628	49,980	101%
U.S. revenue
U.S. revenue increased by $25.2 million for six months ended June 30, 2026, or 77%, to $57.7 million for the six months ended June 30, 2026 from $32.5 million for the six months ended June 30, 2025. The increase was driven by $29.3 million from the ISA acquisition, partially offset by a $4.1 million decrease in government and other revenue due to reduced sales of RF data.
International revenue
International revenue increased by $24.8 million, or 145%, to $41.9 million for the six months ended June 30, 2026 from $17.1 million for the six months ended June 30, 2025, primarily due to stronger sales of RF data, with contributions from both existing and new customers.
Direct cost of sales, excluding depreciation and amortization
Direct cost of sales increased $21.1 million, or 214% to $30.9 million for six months ended June 30, 2026 from $9.9 million for six months ended June 30, 2025. The increase in direct cost of sales was driven primarily by the acquisition of ISA, which accounted for $18.5 million of the year over year increase. Direct cost of sales increased as a percentage of revenue from 20% for the six months ended June 30, 2025, to 31% for the six months ended June 30, 2026, primarily driven by increased headcount, largely attributable to the acquisition of ISA.
Indirect cost of sales and other expenses, excluding depreciation and amortization
Indirect cost of sales increased $8.3 million, or 1238% to $8.9 million for the six months ended June 30, 2026 from $0.7 million for the six months ended June 30, 2025. The increase in indirect cost of sales was driven primarily by costs related to the acquisition of ISA, which accounted for $8.0 million of the year over year increase.
Selling, general and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $26.4 million, or 158% to $43.1 million for the six months ended June 30, 2026 from $16.7 million for the six months ended June 30, 2025. This growth was primarily attributable to higher compensation, including stock-based compensation, and professional services costs.
Research and development expenses
Research and development expenses increased by $4.6 million, or 36% to $17.4 million for the six months ended June 30, 2026 from $12.8 million for the six months ended June 30, 2025. The increase was primarily driven by higher employee compensation-related costs, including stock-based compensation.

Depreciation and amortization
Depreciation and amortization expenses increased by $5.5 million, or 51% to $16.4 million for the six months ended June 30, 2026 from $10.9 million for the six months ended June 30, 2025. The increase was mainly due to $3.5 million in ISA amortization of acquisition-related intangible assets, in addition to a $0.9 million rise in depreciation expense associated with satellite assets.
Interest income
Interest income increased by $1.8 million, or 98% to $3.7 million for the six months ended June 30, 2026, compared to $1.9 million for the six months ended June 30, 2025. This increase was mainly due to interest income earned on the cash received in the IPO.
Interest expense
Interest expenses increased by $2.2 million to $2.3 million for the six months ended June 30, 2026 from $35 thousand for the six months ended June 30, 2025.. The increase was mainly due to interest expense on the 2025 Loans.
Loss from changes in fair value of financial liabilities
Loss from changes in fair value of financial liabilities was $5.7 million for the six months ended June 30, 2026, as compared to no such loss in the prior period. The current period loss was primarily driven by change in fair value of warrant liabilities of $4.5 million and change in fair value of contingent and deferred consideration of $1.2 million.
Loss from extinguishment of debt

Loss from extinguishment of debt was $2.7 million for the six months ended June 30, 2026, as compared to no such loss in the prior period. The current period loss was driven by the repayment of the Company's 2025 Loans in connection with the IPO and included the write-off of unamortized debt discounts and debt issuance costs.

Other income (expense), net

Other income (expense), net increased $0.7 million for the six months ended June 30, 2026, or 130% to a gain of $0.2 million for the six months ended June 30, 2026 from a loss of $0.5 million for the six months ended June 30, 2025. The increase was primarily driven by an ISA acquisition related matter.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, debt service, acquisitions and other commitments with cash flows from operations and other sources of funding. We have historically financed our operations primarily through cash from operating activities, cash on hand, the issuance of convertible preferred stock and amounts available under our Loan and Security Agreement. Our primary uses of cash are operating expenses, including capital expenditure, personnel salaries and benefits, acquisitions and servicing debt obligations.
Our primary source of liquidity as of June 30, 2026, is our existing cash and cash equivalents of $503.4 million and the $125.0 million aggregate principal amount available from our 2026 Credit Agreement.

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

IPO
On May 8, 2026, the Company closed its IPO and received aggregate gross proceeds of $478.4 million before deducting underwriting discounts and commissions and offering expenses. Our gross proceeds were reduced by $33.5 million of underwriting discounts and commissions and $7.4 million of offering costs. Additionally, in connection with the IPO, the Company used $7.5 million of the net proceeds to fund the deferred payment payable in connection with its December 2025 acquisition of ISA and used $49.5 million to repay all outstanding borrowings and associated fees under the Loan and Security Agreement. The repayment of this debt reduced the Company’s leverage and future debt service obligations and enhanced liquidity available for working capital and other general corporate purposes.
2026 Credit Facility
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
The Revolving Credit Facility is guaranteed by each of our existing and future material domestic subsidiaries and is secured by first-priority liens on substantially all of our and the guarantors’ personal property assets and certain equity interests, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants and requires us to maintain compliance with the following financial covenants, each tested quarterly on a trailing four fiscal quarter basis: ((i) a maximum Total Net Leverage Ratio as defined by the 2026 Credit Agreement, commencing at 3.5 to 1.00, and (ii) a minimum Interest Coverage Ratio as defined by the 2026 Credit Agreement of 3.00 to 1.00. As of the date of this filing, we have no borrowings outstanding under the Revolving Credit Facility and the commitment fees were $36.5 thousand for the three and six months ended June 30, 2026. We intend to use available borrowings for working capital, capital expenditures, strategic investments, and other general corporate purposes.
Prior Loan and Security Agreement

As of June 30, 2026, the Company did not have any outstanding debt. As noted above, subsequent to the IPO, the Company paid of all of its outstanding debt, which consisted of borrowings under the 2025 Mezzanine Loan and 2025 Term Loan.
In connection with the issuance of the 2025 Mezzanine Loan, the Company executed agreements with the Mezzanine Loan lenders to issue certain new warrants (the “2025 Bank Warrants”) to purchase a total of 173,591 shares of common stock at an exercise price of $11.42. The warrants remain outstanding at June 30, 2026.
We also maintain performance bonds in the form of letters of credit for international customers, reported as restricted cash. As of June 30, 2026, the Company had four standby letters of credit from Silicon Valley Bank (the "Bank") outstanding, totaling approximately $5.0 million.
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

In connection to the IPO in May 2026, all 68,987,988 shares of preferred stock outstanding immediately prior to the IPO were converted into 68,987,988 shares of common stock.

Preferred Stock Financing Warrants

In March 2026 an investor exercised 6,521 Preferred Stock Financing Warrants for an aggregate consideration of $0.1 million. In May 2026, prior to the IPO, investors exercised an aggregate of 783,924 Preferred Stock Financing Warrants for aggregate consideration of $0.1 million.

In connection with the completion of the IPO discussed in Note 1- Nature of Business and Basis of Presentation, all remaining 3,873,643 Preferred Stock Financing Warrants were net exercised, resulting in the issuance of 3,719,010 shares of common stock.

Bank Warrants

During three and six months ended June 30, 2026, a total of 305,788 warrants were net exercised for the issuance of an aggregate of 291,042 shares of common stock.

Cash Flows
The following table summarizes our cash flows and cash and cash equivalents for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$8,355	$(2,881)	$11,236	(390)%
Net cash provided by (used in) investing activities	(10,295)	30,577	(40,872)	(134)%
Net cash provided by (used in) financing activities	413,009	27	412,982	1,529,563%
Net increase in cash, cash equivalents and restricted cash	411,069	27,723	383,346
Cash, cash equivalents and restricted cash, beginning of period	97,273	71,766	25,507
Cash, cash equivalents and restricted cash, end of period	508,342	99,489	408,853
Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities improved by $11.2 million, or 390%, to net cash provided by $8.4 million for the six months ended June 30, 2026 as compared to a net cash use of $2.9 million for the six months ended June 30, 2025.
The improvement in cash provided by (used) by operating activities is primarily driven by favorable working capital movements, including changes in operating assets and liabilities, and higher non-cash expenses, partially offset by a higher net loss of $24.3 million compared to net income of $20.0 thousand in the prior period.

Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities decreased by $40.9 million, or 134%, with a net cash use of $10.3 million for the six months ended June 30, 2026 as compared to a net cash provided by investing activities of $30.6 million for the six months ended June 30, 2025. The variance was primarily driven by absence of proceeds from the redemption of short-term investments of $39.7 million in the prior period. In addition, there was a higher use of cash for the purchase of satellites, property and equipment which totaled $10.3 million in the current period, as compared to $9.1 million in the prior period.

Cash Provided by Financing Activities
Net cash provided by financing activities rose to $413.0 million for the six months ended June 30, 2026 as compared to net cash provided by financing activities of $27.0 thousand for the six months ended June 30, 2025. The increase was primarily driven by proceeds from the issuance of common stock of $478.4 million pursuant to the IPO. In addition, proceeds from the issuance of preferred stock of $18.8 million and from the exercise of stock options and warrants of $3.8 million further contributed to the increase in the current period. These inflows were partially offset by payments for offering costs and the repayment of the 2025 Loans.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our condensed consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

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

Certain performance obligations are recognized over time using a cost-based input method to measure progress towards completion. For these arrangements, revenue is recognized based on the ratio of costs incurred to date relative to total estimated costs at completion.

Management’s estimates of total costs to be incurred and variable revenue to be earned are significant inputs, are highly subjective and dependent on past experience and operations. Estimating total contract costs requires significant judgment and consideration of numerous factors, including labor utilization, subcontractor performance, material costs, technical complexity, schedule changes, cost efficiencies, and other risks associated with contract execution.

Management reviews contract estimates on a regular basis and revises them as facts and circumstances change. Changes in estimates of total contract costs, contract revenues, or the measure of progress toward completion are recognized on a cumulative catch-up basis in the period the changes are identified.

Stock-based compensation
Prior to the IPO, we were required to estimate the fair value of the common stock underlying our equity awards when performing fair value calculations. Due to the absence of a public trading market, the fair value of our common stock underlying our stock-based awards had historically been determined by our Board, with input from management and contemporaneous independent third-party valuations.
Subsequent to the IPO, judgment will continue to be required for inputs to calculate the fair value of certain stock based awards. Such inputs could include volatility and expected term.
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
Interest Rate Risk
We had cash and cash equivalents of $503.4 million and $92.7 million as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of three months or less from the date of purchase. Marketable securities consist of U.S. treasuries. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the fair value of our portfolio or our condensed consolidated financial statements for the periods presented.
Credit Risk
Credit risk arises primarily from receivables from our customers. We have a concentration of contractual revenue arrangements with governmental agencies and nongovernmental entities. Credit risk is managed through ongoing credit evaluations of our customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivables. The maximum exposure to credit risk at the reporting date is primarily from accounts receivables (including related party receivables) which amounted to $45.9 million and $53.3 million as June 30, 2026 and December 31, 2025, respectively.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026, due to the material weaknesses identified in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except with respect to the remediation measures in connection with the material weaknesses described above, during the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We have a limited operating history in a rapidly evolving industry that may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. For example, we are the first commercial provider of space-based signals intelligence (“SIGINT”), and we deliver capabilities once limited to classified domains. While our business has grown rapidly, and much of that growth has occurred in recent periods, including through acquisitions, the global RF exploitation market may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our rapidly evolving industry, including evolving demand for our products and services from government and commercial customers, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
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
We have experienced net losses in each year since our founding in 2015, other than the year ended December 31, 2025, and also experienced a net loss for the three and six months ended June 30, 2026. We may not be able to achieve or maintain profitability in the future. Because the markets in which we operate are evolving, it is difficult for us to predict our future results of operations. As we continue to develop our business, we expect our operating expenses to significantly increase as we make investments or acquisitions, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. Since becoming a public company, we have incurred, and will continue to incur, additional significant legal, accounting, and other expenses that we did not incur as a private company. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any of the foregoing could have a material adverse effect on us. We cannot make any assurances that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. Any downtime, damage to, or failure of our systems or those of the third parties with which we work could result in interruptions in our operations and services, which could reduce our revenue and profits. For example, we rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as Amazon GovCloud, Microsoft Azure Government, and our ground station providers, in order to operate some or all of certain key features or functions of our business. Any failure in our infrastructure could result in errors or defects in the delivery of our products and services, the destruction of satellites and satellite components, manufacturing delays, exposure to legal or contractual liability, increased costs, and difficulties managing our operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. In addition, because we participate in the defense and national security industries, we could ourselves become the target of such an attack or disruption. Such events could also impact one or more of our suppliers or contractors. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We have begun to incur and will incur significant legal, accounting and other expenses that we did not incur as a private company. As a newly public company with listed equity securities, we need to comply with new laws, regulations, and requirements, including the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years following the IPO. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
For the year ended December 31, 2025, we had approximately $134.0 million of federal net operating loss carryforwards, of which $6.0 million are subject to expiration beginning in 2035. It is possible that we will not generate taxable income sufficient to use these net operating loss carryforwards before their expiration, or at all. U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses in a taxable year is limited to 80% of taxable income in such year.
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
As a public benefit corporation, our stockholders (if they, individually or collectively, own at least 2% of our outstanding capital stock or shares having at least $2.0 million in market value (whichever is less)) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholders’ economic interests, stakeholders’ best interests and our public benefit. Such derivative actions would be subject to the provision of our amended and restated certificate of incorporation requiring that, to the fullest extent permitted by law, such lawsuits be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Although traditional corporations are subject to other types of derivative actions brought by stockholders, this type of claim does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation could be costly and have an adverse impact on our financial condition and results of operations.
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
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-

outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
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

Warrant Exercises

In May 2026, we issued an aggregate of 291,042 shares of common stock pursuant to the net exercise of 305,788 warrants.

Issuances Pursuant to our Equity Plans

Between April 1, 2026 and June 30, 2026, we granted 179,069 RSUs under our Equity Plans to our employees, directors and consultants. Additionally, between April 1, 2026 and June 30, 2026, we issued 353,112 shares of common stock upon the exercise of options for aggregate proceeds of $1.0$2.7 million.

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

(b) Use of Proceeds from Public Offering of Common Stock

On May 6, 2026, our Registration Statement on Form S-1, as amended (File No. 333-294965), for the IPO became effective, pursuant to which we sold an aggregate of 18.4 million shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $26.00 per share. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as lead book-running managers for the IPO, and RBC Capital Markets, LLC, Jefferies LLC and BofA Securities, Inc. acted as additional book-running managers for the IPO. Robert W. Baird & Co., Incorporated, Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as bookrunners for the offering, and Drexel Hamilton, LLC acted as co-manager for the offering.

The Company received net proceeds of $437.5 million, net of $33.5 million of underwriting discounts and commissions and $7.4 million of offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. Cash used since the IPO is described below and elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 7, 2026.
Proceeds from the IPO were used to repay $49.5 million of outstanding borrowings and associated fees under the 2025 Loan and Security Agreement and the 2025 Mezzanine Loan and Security Agreement, together with accrued interest, and to fund a deferred payment of $7.5 million related to the acquisition of ISA, with the remaining balance being used for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as set forth below.

On May 21, 2026, Chris Herndon, the Company’s Chief Information Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Herndon’s trading plan provides for the potential sale of up to 118,125 shares of the Company’s common stock. The trading plan will expire on the earlier of May 1, 2027 and the date when all shares under the trading plan are sold.

On May 21, 2026, Arthur Money, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Money’s trading plan provides for the potential sale of up to 117,136 shares of the Company’s common stock. The trading plan will expire on the earlier of December 31, 2026 and the date when all shares under the trading plan are sold.

On May 21, 2026, Todd Probert, the Company’s Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Probert’s trading plan provides for the potential sale of up to 250,000 shares of the Company’s common stock. The trading plan will expire on the earlier of December 31, 2026 and the date when all shares under the trading plan are sold.

On May 21, 2026, Craig Searle, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Searle’s trading plan provides for the potential sale of up to 91,697 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of December 31, 2027 and the date when all shares under the trading plan are sold.

On May 21, 2026, John Serafini, the Company’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Serafini’s trading plan provides for the potential sale of up to 137,202 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of March 31, 2027 and the date when all shares under the trading plan are sold.

On May 21, 2026, Michael Turner, the Company’s Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Turner’s trading plan provides for the potential sale of up to 149,500 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of January 31, 2028 and the date when all shares under the trading plan are sold.

On May 21, 2026, James Winnefeld, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Winnefeld’s trading plan provides for the potential sale of up to 103,714 shares of the Company’s common stock. The trading plan will expire on the earlier of March 30, 2028 and the date when all shares under the trading plan are sold.

On May 21, 2026, Patrick Zeitouni, the Company’s Chief Strategy Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Zeitouni’s trading plan provides for the potential sale of up to 220,000 shares of the Company’s common stock. The trading plan will expire on the earlier of December 15, 2026 and the date when all shares under the trading plan are sold.

On May 22, 2026, Alex Fox, the Company’s President of HawkEye 360 International, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Fox’s trading plan provides for the potential sale of up to 203,019 shares of the Company’s common stock. The trading plan will expire on the earlier of December 31, 2026 and the date when all shares under the trading plan are sold.

On May 22, 2026, Janine Sweeney, the Company’s Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Ms. Sweeney’s trading plan provides for the potential sale of up to 125,218 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will expire on the earlier of February 22, 2027 and the date when all shares under the trading plan are sold.

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

10.1
Credit Agreement, dated May 19, 2026, among the Company, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-43266) filed with the Commission on May 21, 2026).

10.2
2026 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.3	2026 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.4
Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.5
Form of Confirmatory Offer Letter, by and between the Company and John Serafini (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.6
Form of Confirmatory Offer Letter, by and between the Company and Todd Probert (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.7
Form of Confirmatory Offer Letter, by and between the Company and Craig Searle (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.8
Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

10.9
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-294965) filed with the Commission on May 1, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith
**This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HawkEye 360, Inc.

Date: August 14, 2026	By:	/s/ John Serafini
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Craig Searle
Chief Financial Officer
(Principal Financial Officer)