Form 10-Q
period 2026-09-30
HawkEye 360, Inc.
filed 2026-11-13
CIK 1750704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒
As of November 9, 2026, the registrant had 99,317,330 shares of common stock, $0.0001 par value per share, outstanding.

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

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share and share amounts)
Item 1. Financial Statements

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$494,850	$92,686
Contract accounts receivable	41,384	32,320
Contract accounts receivable from related parties	—	20,969
Other accounts receivable	1,091	21
Inventory	3,516	4,025
Contract assets	17,494	4,639
Contract assets from related parties	—	4,748
Prepaid expenses and other current assets	7,148	9,183
Total current assets	565,483	168,591
Long-term assets:
Satellites, property and equipment, net	139,413	110,873
Intangibles, net	30,393	35,973
Goodwill	117,958	116,866
Operating lease - right-of-use-assets	19,397	15,403
Deposits	21,104	35,932
Restricted cash	6,584	4,587
Other long-term assets	2,613	1,715
Total long-term assets	337,462	321,349
Total assets	$902,945	$489,940
Liabilities, mezzanine equity and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	8,638	18,486
Accrued expenses and other current liabilities	8,408	5,017
Accrued compensation payable	11,376	10,511
Contract liabilities	10,798	3,262
Current tax payable	311	—
Current portion of operating lease liabilities	4,334	3,437
Total current liabilities	43,865	40,713
Long-term liabilities:
Long-term debt, net of unamortized debt issuance cost	—	46,315
Long term contract liabilities	19,112	19,892
Other liabilities	17,553	23,800
Deferred tax liabilities	1,071	977
Warrant liabilities	—	4,267
Operating lease liabilities, net of current portion	16,059	12,893
Total long-term liabilities	53,795	108,144
Total liabilities	$97,660	$148,857
Commitments and contingencies – Note 15
Mezzanine equity:
Redeemable, convertible preferred stock Series A – $0.0001 par value, 0 and 24,947,154 shares authorized at September 30, 2026, and December 31, 2025, respectively, and 0 and 24,947,154 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	$—	$34,174
Redeemable, convertible preferred stock Series B – $0.0001 par value, 0 and 11,574,841 shares authorized at September 30, 2026, and December 31, 2025, respectively, and 0 and 11,574,841 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	—	66,442
Redeemable, convertible preferred stock Series C – $0.0001 par value, 0 and 6,960,439 shares authorized at September 30, 2026, and December 31, 2025, respectively, and 0 and 6,960,439 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	—	48,761
Redeemable, convertible preferred stock Series D – $0.0001 par value, 0 and 12,857,720 shares authorized at September 30, 2026, and December 31, 2025, respectively, and 0 and 12,857,720 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	—	136,715
Redeemable, convertible preferred stock Series D-1 –$0.0001 par value, 0 and 6,085,161 shares authorized at September 30, 2026, and December 31, 2025, respectively, and 0 and 6,085,161 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	—	58,894
Redeemable, convertible preferred stock Series E – $0.0001 par value, 0 and 14,578,457 shares authorized at September 30, 2026, and December 31, 2025, respectively, and 0 and 5,567,364 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	—	102,600
Total mezzanine equity	$—	$447,586
Stockholders’ equity (deficit):
Common stock - $.0001 par value, 2,000,000,000 and 111,000,000 shares authorized at September 30, 2026, and December 31, 2025, respectively and 99,091,643 and 4,168,374 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	$10	$2
Additional paid-in-capital	975,546	39,336
Accumulated deficit	(170,271)	(145,841)
Total stockholders' equity (deficit)	805,285	(106,503)
Total liabilities, mezzanine equity, and stockholders’ equity	$902,945	$489,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$59,336	$27,405	$152,718	$68,458
Revenue from related parties	—	4,791	6,226	13,366
Total revenue	59,336	32,196	158,944	81,824
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	17,110	5,453	48,040	15,312
Indirect cost of sales and other expenses, excluding depreciation and amortization	4,973	398	13,921	1,067
Selling, general and administrative	24,308	10,505	67,430	27,245
Research and development	8,040	8,175	25,455	20,941
Depreciation and amortization	9,275	5,934	25,631	16,790
Total operating expenses	63,706	30,465	180,477	81,355
Income (loss) from operations	(4,370)	1,731	(21,533)	469
Other income (expense):
Interest income	4,377	853	8,046	2,707
Interest expense	(139)	(17)	(2,390)	(52)
Loss from changes in fair value of financial liabilities	—	(886)	(5,701)	(1,423)
Loss from extinguishment of debt	—	—	(2,729)	—
Other income, net	121	—	284	—
Total other income (expense), net	4,359	(50)	(2,490)	1,232
Income (loss) before tax	(11)	1,681	(24,023)	1,701
Income tax expense	(152)	—	(407)	—
Net income (loss)	$(163)	$1,681	$(24,430)	$1,701
Preferred stock dividend	—	(561)	10,376	(1,663)
Income allocated to participating securities	—	(1,000)	—	(34)
Net income (loss) attributable to common shareholders	$(163)	$120	$(14,054)	$4
Net income (loss) per share of common stock, basic	$—	$0.02	$(0.25)	$—
Net income (loss) per share of common stock, diluted	—	0.01	(0.25)	—
Weighted-average shares outstanding, basic	98,251,708	7,535,397	56,507,890	7,387,613
Weighted-average shares outstanding, diluted	98,251,708	14,362,624	56,507,890	12,633,530
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(163)	$1,681	$(24,430)	$1,701
Other comprehensive gain (loss), before tax:
Unrealized loss on securities held for sale	—	—	—	(12)
Comprehensive income (loss), before tax	(163)	1,681	(24,430)	1,689
Income tax benefit related to items of other comprehensive loss	—	—	—	—
Total comprehensive income (loss), net of tax	$(163)	$1,681	$(24,430)	$1,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands except share and per share amounts)

	Mezzanine Equity Redeemable Convertible Preferred Stock*		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	62,425,315	$344,986	3,831,787	$2	$12	$34,433	$(148,514)	$(114,067)
Stock-based compensation	—	—	—	—	—	830	—	830
Exercise of stock options	—	—	25	—	—	25	—	25
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(1,591)	(1,591)
Balance, March 31, 2025	62,425,315	$344,986	3,831,812	$2	$6	$35,288	$(150,105)	$(114,809)
Stock-based compensation	—	—	—	—	—	1,000	—	1,000
Exercise of stock options	—	—	36,500	—	—	2	—	2
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Net income	—	—	—	—	—	—	1,611	1,611
Balance, June 30, 2025	62,425,315	$344,986	3,868,312	$2	$—	$36,290	$(148,494)	$(112,202)
Stock-based compensation	—	—	—	—	—	1,317	—	1,317
Exercise of stock options	—	—	94,668	—	—	31	—	31
Other comprehensive loss	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	1,681	1,681
Balance, September 30, 2025	62,425,315	$344,986	3,962,980	$2	$—	$37,638	$(146,813)	$(109,173)
*Refer to Condensed Consolidated Balance Sheets and Note 8 - Mezzanine Equity and Stockholders Equity for details of the classes of historic preferred shares.

	Mezzanine Equity Redeemable Convertible Preferred Stock*		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	67,992,679	$447,586	4,168,374	$2	$—	$39,336	$(145,841)	$(106,503)
Issuance of Series E preferred stock	995,309	18,068	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,333	—	2,333
Reclassification of warrant liability	—	—	—	—	—	842	—	842
Exercise of preferred financing warrants		—	6,521	—	—	73	—	73
Exercise of stock options	—	—	1,250,748	—	—	2,695	—	2,695
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,989)	(8,989)
Balance, March 31, 2026	68,987,988	$465,654	5,425,643	$2	$—	$45,279	$(154,830)	$(109,549)
Stock-based compensation	—	—	—	—	—	7,516	—	7,516
Reclassification of warrant liability	—	—	—	—	—	1,823	—	1,823
Exercise of stock options	—	—	353,112	—	—	952	—	952
Net exercise of bank warrants	—	—	291,042	—	—	—	—	—
Exercise of preferred stock financing warrants prior to initial public offering	—	—	783,924	—	—	129	—	129
Conversion of redeemable convertible preferred stock to common stock	(68,987,988)	(465,654)	68,987,988	6	—	465,647	—	465,653
Net settlement of preferred financing warrants in initial public offering	—	—	3,719,010	—	—	6,073	—	6,073
Issuance of common stock in initial public offering	—	—	18,400,000	2	—	437,497	—	437,499
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,278)	(15,278)
Balance, June 30, 2026	—	$—	97,960,719	$10	$—	$964,916	$(170,108)	$794,818
Stock-based compensation	—	—	—	—	—	7,344	—	7,344
Exercise of stock options	—	—	1,060,058	—	—	3,286	—	3,286
Restricted stock units vested, net of shares withheld for taxes	—	—	45,695	—	—	—	—	—
Exercise of bank warrants	—	—	25,171	—	—	—	—	—
Net loss	—	—	—	—	—	—	(163)	(163)
Balance, September 30, 2026	—	$—	99,091,643	$10	$—	$975,546	$(170,271)	$805,285
*Refer to Condensed Consolidated Balance Sheets and Note 8 - Mezzanine Equity and Stockholders Equity for details of the classes of historic preferred shares.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HawkEye 360, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(24,430)	$1,701
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,631	16,790
Amortization of debt issuance costs and other noncash debt costs	577	51
Fair value loss on revaluation of warrants	4,471	1,423
Fair value loss on revaluation of deferred consideration	1,500	—
Fair value gain on revaluation of contingent consideration	(270)	—
Loss from extinguishment of debt	2,729	—
Stock-based compensation	17,193	3,147
Amortization of operating lease right-of-use assets	3,894	2,971
Realized gain (loss) on short-term investments	—	(12)
Changes in operating assets and liabilities, net of effect of acquisitions:
Contract accounts receivable	(9,064)	(11,149)
Contract accounts receivable from related parties	20,969	62
Other accounts receivable	(1,070)	13
Contract assets	(7,427)	(200)
Contract assets from related parties	(1,212)	(3,571)
Prepaid expenses and other assets	(11,791)	(3,312)
Operating lease liabilities	(3,825)	(2,974)
Accounts payable	(11,039)	(6,299)
Current tax payable	311	—
Accrued expenses and other liabilities	3,114	(764)
Deferred tax liabilities	94	—
Accrued compensation payable	865	—
Contract liabilities	6,756	3,220
Net cash provided by (used in) operating activities	17,976	1,097
Cash flows from investing activities
Proceeds from redemption of short-term investments	—	39,716
Purchase of satellites, property and equipment	(19,779)	(19,086)
Net cash provided by (used in) investing activities	(19,779)	20,630
Cash flows from financing activities
Payment of debt issuance cost	(85)	—
Payment of deferred acquisition consideration	(7,500)	—
Exercise of warrants	202	—
Exercise of stock options	6,933	58
Proceeds from common stock in initial public offering	478,400	—
Payment of offering costs, including underwriting commissions	(40,601)	—
Repayment of term loans	(49,453)	—
Proceeds from issuance of preferred stock	18,774	—
Payment of preferred stock issuance costs	(706)	—
Net cash provided by (used in) financing activities	405,964	58

Net increase in cash, cash equivalents and restricted cash	404,161	21,785
Cash, cash equivalents and restricted cash, beginning of period	97,273	71,766
Cash, cash equivalents and restricted cash, end of period	$501,434	$93,551

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$494,850	$88,964
Restricted cash	6,584	4,587
Total cash, cash equivalents and restricted cash at the end of the period	$501,434	$93,551

	Nine months ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$1,235	$—
Operating cash outflows – payment on operating leases	$5,042	$2,626
Operating lease right-of-use assets obtained in exchange for lease liabilities	$7,888	$1,322
Non-cash investing and financing activities
Conversion of warrant liabilities to additional paid-in-capital, including those settled in the IPO	$8,737	$—
Conversion of redeemable convertible preferred stock to common stock	$465,654	$—
Reclassification of deposits to satellites, property and equipment	$28,345	$—
Fixed assets in accounts payable at period end	$468	$—
Payment of offering costs, including underwriting commissions, in accounts payable at period end	$300	$—
Interest paid in kind	$189	$—
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our final prospectus, dated May 6, 2026, filed with the U.S. Securities and Exchange Commission (the "SEC")

pursuant to Rule 424(b) under the Securities Act of 1933 in connection with our initial public offering ("IPO"). The information as of December 31, 2025, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Additionally, previously reported losses from changes in fair value of financial liabilities, presented in prior periods as Other income (expense), have been reclassified to a newly created line item to conform to the current year presentation.
Liquidity
The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company held cash and cash equivalents of $494.9 million as of September 30, 2026, excluding restricted cash, compared to $92.7 million as of December 31, 2025. The Company maintains collateralized performance bonds in the form of letters of credit for international customers, which are secured by restricted cash as presented on the condensed consolidated balance sheet.
The Company has incurred an accumulated deficit totaling $170.3 million and $145.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company generated positive cash flows from operating activities of $18.0 million for the nine months ended September 30, 2026, as compared to $1.1 million for the nine months ended September 30, 2025.
Initial Public Offering

On May 8, 2026, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the ticker "HAWK". The Company closed on its IPO resulting in the sale of 18.4 million shares of its common stock, inclusive of the exercise in full of the underwriters' option to purchase 2.4 million additional shares, at a public offering price of $26.00 per share, resulting in $478.4 million before deducting underwriting discounts and commissions and offering expenses. The Company received net proceeds of $437.5 million, net of $33.5 million of underwriting discounts and commissions and $7.4 million of offering costs. As of September 30, 2026, the Company accrued approximately $0.3 million in offering costs related to its IPO that had not yet been paid. These costs were recorded as a reduction of additional paid-in capital upon consummation of the offering. Since the amounts had not been paid in cash as of September 30, 2026, they are excluded from the statement of cash flows and are presented as a noncash financing activity.

In connection with the closing of the IPO, all outstanding shares of the Company's preferred stock converted into 68,987,988 shares of common stock and all outstanding Preferred Stock Financing Warrants (as defined below) were automatically exercised into 3,719,010 shares of common stock. See Note 8 - Mezzanine Equity and Stockholders Equity.

The proceeds from the IPO were used to repay $49.5 million of outstanding borrowings and associated fees pursuant to the 2025 Term Loan (as defined below) and the 2025 Mezzanine Loan (as defined below), and to fund a deferred payment of $7.5 million related to the acquisition of ISA, with the remaining balance being used for general corporate and working capital purposes.
2026 Credit Agreement

On May 19, 2026, the Company entered into a new senior secured revolving credit agreement (the “2026 Credit Agreement”) with Bank of America, N.A. The 2026 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility”), maturing on May 19, 2031. As of September 30, 2026, no amounts were drawn on the Revolving Credit Facility. See Note 7 - Debt for further details.

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
The Company’s most significant estimates and judgments involve the valuation of share-based compensation, including the fair value of common stock, the allocation of stand-alone selling price and estimated costs to complete long-term contracts used in revenue recognition, the fair value of certain equity instruments, including warrants, goodwill and other long-lived assets valuations and income taxes. These estimates also include the assumptions used in accounting for business combinations, including the valuation of assets acquired and liabilities assumed in connection with the ISA acquisition. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.

Inventory
The following table summarizes the components of inventory:

	As of September 30, 2026	As of December 31, 2025
Raw materials	$2,741	$3,230
Work-in-process	424	599
Finished goods	351	196
Total inventory	$3,516	$4,025
Concentration of Credit Risk and Revenue
The Company had the following customers whose accounts receivable or revenue balances individually represented 10% or more of the Company’s total accounts receivable or total revenue:

	Accounts Receivable
	As of September 30, 2026	As of December 31, 2025
Customer A	13%	<10%
Customer B	<10%	60%
Customer E	19%	16%
Customer G	16%	<10%
Customer I	13%	<10%
Customers that contributed in excess of 10% of accounts receivable in any period presented have been included in all periods presented for comparability. Customer reference remains the same for all periods presented.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer A	14%	34%	14%	39%
Customer B	<10%	15%	<10%	16%
Customer C	12%	14%	<10%	12%
Customer E	<10%	<10%	<10%	<10%
Customer G	11%	<10%	13%	<10%
Customer H	16%	<10%	15%	<10%

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
Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for annual reporting periods beginning January 1, 2027 and for interim reporting periods beginning January 1, 2028. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for the Company January 1, 2028, though early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments are intended to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. The guidance addresses the form and content of financial statements, adds lists of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for reporting periods beginning January 1, 2028, though early adoption is permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on our consolidated financial statements and related disclosures.

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

Total consideration as of the acquisition date increased by $0.7 million as a result of working capital adjustments during the three months ended June 30, 2026.

In addition to these cash amounts, the consideration also includes:
•issuance of fair value of $25.0 million of Series E preferred stock,
•$10.0 million of cash holdbacks retained by the Company at closing to support a special indemnity addressing a specified matter in the Merger Agreement,
•a deferred cash payment of $15.0 million (fair valued at $13.3 million as of the acquisition date). 50% of the payment was due upon closing of the IPO, as it was due upon the earlier of (i) a "Liquidity Event" (as defined in the Merger Agreement), or (ii) the third anniversary of the closing date. The remaining 50% of the payment will be held to support the same specified matter associated with the $10.0 million holdback noted above, bringing the total holdback to $17.5 million,
•a contingent earnout payment of up to $10.0 million (fair valued at $0.3 million as of the acquisition date) if ISA exceeds specified 2026 revenue targets.

The deferred cash payment of $7.5 million that was due upon closing of the IPO was paid during the three months ended September 30, 2026.

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
During the three months ended June 30, 2026, the Company adjusted the fair value of certain assets acquired by $0.4 million based on information we learned that existed as of the acquisition date. When combined with the increase in the purchase price by $0.7 million noted above, goodwill increased by $1.1 million. See Note 6 - Intangible Asset and Goodwill for further details.
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
The following table shows revenue and earnings for ISA:

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Revenue	$19,513	$48,839
Net income (loss)	$1,330	$(1,337)
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

	For the three months ended	For the nine months ended
	September 30, 2025	September 30, 2025
Pro forma revenue	$48,711	$127,462
Pro forma net income (loss)	$(5,965)	$(7,273)

NOTE 4 – REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from customers into categories that depict the type of revenue by customer base. All revenue is contracted via either fixed-price arrangements, cost plus margin arrangements or time and material arrangements. The following chart details the disaggregation:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$35,988	$18,926	$93,706	$51,446
International	23,348	13,270	65,238	30,378
Total	$59,336	$32,196	$158,944	$81,824

Point in time - fixed price	$41,017	$31,660	$110,783	$80,252
Over time - fixed price	4,215	536	12,014	1,572
Over time - cost-plus-margin	11,914	—	30,473	—
Over time - time-and-materials	2,190	—	5,674	—
Total	$59,336	$32,196	$158,944	$81,824

Reported related party revenue, contract accounts receivable and contract assets was associated with a specific customer that, effective with the IPO, was no longer considered to be a related party. As of September 30, 2026, the Company no longer has related party contract accounts receivable or contract assets.

Contract Assets and Contract Liabilities
Contract assets primarily consist of unbilled accounts receivable related to the Company’s right to consideration for performance obligations satisfied or partially satisfied but not yet billed to customers, including fixed-price contracts recognized over time and amounts pending customer acceptance. The Company’s contract liabilities consist of deferred revenue, which represents customer payments received prior to the completion of performance. Revenue recognized from the beginning contract liability balance was $0.1 million and $1.9 million, for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.6 million, for the three and nine months ended September 30, 2025, respectively.

The table below presents the Company’s contract accounts receivable, contract assets, and contract liabilities as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively:

	As of September 30, 2026	As of December 31, 2025	As of December 31, 2024
Contract accounts receivable	$18,413	$13,833	$3,331
Unbilled contract accounts receivable	22,971	18,487	8,246
Contract accounts receivable from related parties	—	20,843	67
Unbilled contract accounts receivable from related parties	—	126	—
Total contract accounts receivable	$41,384	$53,289	$11,644

Contract assets	$17,494	$4,639	$54
Contract assets from related parties	—	4,748	4,701
Total contract assets	$17,494	$9,387	$4,755

Contract liabilities - current	$10,798	$3,262	$707
Contract liabilities - long-term	19,112	19,892	—
Total contract liabilities	$29,910	$23,154	$707
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
As of September 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $132.8 million. The Company has entered into an agreement through 2032 under which a customer has contracted for dedicated access to the Company's data collection and analytics services, with revenue to be recognized ratably at $5.0 million per quarter from the second quarter of 2027 until contract completion in 2032. This agreement accounts for $100.0 million of the $132.8 million estimated revenue expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026. As of September 30, 2026 the estimated revenue expected to be recognized in the future related to remaining performance obligations is as follows:

	September 30, 2026
	12 months or less	13-24 months	25-36 months	Thereafter
Projected revenue to be recognized	$22,014	$28,900	$28,525	$53,321

NOTE 5 – SATELLITES, PROPERTY AND EQUIPMENT
Satellites, property and equipment, net, consists of the following as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Satellite builds in process	$50,001	$29,894
Satellites	173,879	151,350
Machinery and equipment	5,034	4,409
Computer equipment	3,792	3,449
Software	2,546	671
Furniture and fixtures	1,878	1,545
Leasehold improvements	10,606	7,897
	$247,736	$199,215
Accumulated depreciation and amortization	(108,323)	(88,342)
Satellites, property and equipment, net	$139,413	$110,873

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation expense	$7,418	$5,834	$20,052	$16,490

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
The following tables provide the composition of our intangible assets as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Licenses and patents	5	$2,000	$(1,700)	$300
Developed technology	5	21,500	(3,368)	18,132
Customer relationships
Follow-on	10	10,800	(846)	9,954
Existing backlog	1	1,100	(862)	238
Trade names	4	2,200	(431)	1,769
Total intangible assets		$37,600	$(7,207)	$30,393

	As of December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Licenses and patents	5	$2,000	$(1,400)	$600
Developed technology	5	21,500	(147)	21,353
Customer relationships
Follow-on	10	10,800	(35)	10,765
Existing backlog	1	1,100	(27)	1,073
Trade names	4	2,200	(18)	2,182
Total intangible assets		$37,600	$(1,627)	$35,973
The following table presents amortization expense recognized on the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization expense	$1,857	$100	$5,579	$300

Future amortization expense related to intangible assets, as of September 30, 2026, is expected to be as follows:

Remainder of 2026	$1,820
2027	6,130
2028	5,930
2029	5,912
2030	5,237
Thereafter	5,364
$30,393
The following table summarizes the changes in the carrying amount of goodwill:

As of December 31, 2025	$116,866
Additions	1,092
As of September 30, 2026	$117,958

The carrying amount of the Company’s goodwill was $118.0 million as of September 30, 2026 and $116.9 million as of December 31, 2025. During the three months ended September 30, 2026, we adjusted the fair value of certain assets acquired by $0.4 million based on information that existed as of the acquisition date. Total consideration as of the acquisition date also increased by $0.7 million as a result of working capital adjustments, resulting in a goodwill increase of $1.1 million.
NOTE 7 – DEBT
As of September 30, 2026, the Company did not have any long-term debt. As of December 31, 2025, the Company's long-term debt consisted of the following:

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
The Third Amended and Restated Loan and Security Agreement and Mezzanine Loan and Security Agreement contained a number of customary representations, warranties, and covenants that, among other things, limited the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends or make other payments in respect of its capital stock; amend certain material documents; redeem or repurchase certain debt; make payments on subordinated debt; and engage in certain transactions with affiliates. The 2025 Loan Agreements also contained customary events of default, including, but not limited to: nonpayment of principal, interest, fees, or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; and the occurrence of a material adverse change. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), the obligations under the 2025 Loan Agreements could be accelerated. The covenants were extinguished during the three months ended June 30, 2026 upon repayment of the loans discussed below.
Debt issuance costs and discounts related to the 2025 Loans were recorded as a reduction of the related debt and were amortized to interest expense using the effective interest method over the expected term of the 2025 Loans. Debt issuance costs consist of direct costs incurred to obtain financings under the Loan Agreements. Amortization of debt discounts and issuance costs was $0.3 million for the nine months ended September 30, 2026, on the 2025 Loans and is also included in interest expense in the accompanying condensed consolidated statement of operations. The 2025 Loans were entered in December 2025 and, as such, there was no amortization of debt discounts and issuance costs on the 2025 Loans for both the three and nine months ended September 30, 2025. The effective interest rates were 7.18% and 12.34% for 2025 Senior Term Loan and 2025 Mezzanine Loan, respectively.

The Company did not incur any interest expense on the 2025 Loans for the three months ended September 30, 2026. The 2025 Loans were entered in December 2025 and, as such, there was no interest expense for three months ended September 30, 2025.
The Company incurred total interest expense on the 2025 Loans of $1.9 million for the nine months ended September 30, 2026, which consisted of $1.5 million for 2025 Mezzanine Loan and $0.4 million for 2025 Term Loan. The 2025 Loans were entered in December 2025 and, as such, there was no interest expense for the nine months ended September 30, 2025.
In connection with the IPO noted in Note 1 - Nature of Business and Basis of Presentation, the Company used $49.5 million of the net proceeds to repay all outstanding borrowings and associated fees under the Loan and Security Agreement, including interest. The repayment of the 2025 Term Loan and the 2025 Mezzanine Loan resulted in a loss of debt extinguishment of $2.7 million, comprising of the remaining unamortized carrying value of the debt issuance costs and lender fees, and the contractual final cash payment.
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

The Revolving Credit Facility is guaranteed by each of our existing and future material domestic subsidiaries and is secured by first-priority liens on substantially all of our and the guarantors’ personal property assets and certain equity interests, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants and requires us to maintain compliance with the following financial covenants, each tested quarterly on a trailing four fiscal quarter basis: (i) a maximum Total Net Leverage Ratio as defined by the 2026 Credit Agreement, of 3.50 to 1.00, and (ii) a minimum Interest Coverage Ratio as defined by the 2026 Credit Agreement of 3.00 to 1.00.
As of both September 30, 2026, and as of the date of this filing, we have no borrowings outstanding under the Revolving Credit Facility and the entire $125.0 million is available. The Company has recognized commitment fees of $36.5 thousand for the nine months ended September 30, 2026, related to the Revolving Credit Facility which is included in interest expense in the accompanying condensed consolidated statements of operations. We incurred $1.1 million for the nine months ended September 30, 2026 of debt issuance costs related to the Revolving Credit Facility, which is included in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt discounts and issuance costs was $59.2 thousand and $83.2 thousand for the three and nine months ended September 30, 2026 on the Revolving Credit Facility and is included in interest expense in the accompanying condensed consolidated statements of operations.

Debt covenants on Revolving Credit Facility

The Company's debt instruments contain certain customary affirmative and negative covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens, dispose of assets, distributions or other restricted payments. The Company's credit facilities include financial covenants that requires the borrower to maintain a specified Net Leverage Ratio and Interest Coverage Ratio, as of a specified date in the respective agreement. As of September 30, 2026, the Company was in compliance with all covenants related to their respective debt obligations.

Letters of Credit

The Company maintains collateralized performance bonds in the form of letters of credit for international customers, reported as restricted cash on the condensed consolidated balance sheets. As of September 30, 2026, the Company had four standby letters of credit from Silicon Valley Bank (the "Bank") outstanding, totaling approximately $6.2 million.

NOTE 8 – MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Common Stock
In connection with the Company's IPO on May 8, 2026, the Company amended and restated its existing certificate of incorporation. The amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2026, a total of 99,091,643 shares of common stock were issued and outstanding. As of December 31, 2025, under the Company's prior amended and restated certificate of incorporation, the Company was authorized to issue 111,000,000 shares of common stock with a par value of $0.0001 per share, of which 4,168,374 shares had been issued and were outstanding as of that date.
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
The following shares of common stock are reserved for future issuance (in whole shares):

	September 30, 2026	December 31, 2025
Exercise of stock options and settlement of RSUs[1]	25,711,701	14,480,386
Exercise of warrants	299,924	5,304,255
Conversion of preferred stock	—	67,992,679
	26,011,625	87,777,320
_______________
(1)The December 31, 2025 balance has been adjusted from previously reported amounts to reflect an immaterial reduction of 377,671 options. This adjustment did not have a material impact on the Company's previously issued consolidated financial statements, share-based compensation expense, or earnings per share.

Post IPO Convertible Preferred Stock

The Company's amended and restated certificate of incorporation entered into in connection with the IPO authorized the issuance of 20,000,000 shares of preferred stock par value $0.0001 per share. As of September 30, 2026, no shares were issued and outstanding.

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

NOTE 9 – BANK WARRANTS
On June 27, 2017, the Company entered into the Loan and Security Agreement to provide one or more loans or other extensions of credit as described in Note 7 - Debt. In conjunction with the Loan and Security Agreement, the Company issued a warrant (the “Original Bank Warrant”) to the Bank to purchase 47,700 shares of common stock, at an exercise price of $0.23 per share. The Original Bank Warrants had an expiration date of June 26, 2027. In May 2018 the Company granted the lender an additional 15,900 warrants, at an exercise price of $0.23 per share, with the same expiration date as the Original Bank Warrant. All Original Bank Warrants had been exercised, and no warrants remain outstanding.

On March 12, 2019, another amendment was made to the Original Bank Warrant in order to remove the provisions for further adjustments. On March 12, 2019, the Company issued a warrant (the “New Bank Warrant”) to the Bank to purchase 25,428 shares of common stock at an exercise price of $0.77 per share and was scheduled to expire on March 11, 2029. The Company recorded the New Bank Warrant as equity in the Company’s condensed consolidated balance sheets and capitalized the fair value of the warrants as a component of the debt discount. In connection with the Company’s IPO, the New Bank Warrants were exercised and are no longer outstanding.

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
In conjunction with the 2024 Amendment, the Company issued warrants to the Bank to purchase 43,343 shares of common stock, at an exercise price of $2.31 per share (the “2024 Warrants”). The 2024 Warrants had an expiration date of March 27, 2034. The estimated initial fair value of the 2024 Warrants in aggregate was $0.1 million and was computed using an option pricing method with the following assumptions: a term to maturity of 10 years; a risk-free rate of 4.20%; a dividend yield of zero; and expected volatility of 52.80%. The Company recorded the 2024 Warrants as a liability in the Company’s condensed consolidated balance sheets and capitalized the fair value of the warrants as a deferred asset related to the 2024 Amendment. The 2024 Warrants also provide for 65,015 additional shares of common stock to be made available for exercise to the Bank should the Company draw on the term loan commitment as provided for by the legacy Loan and Security Agreement. On December 18, 2025, in connection with the 2025 Amendment, the Company entered into an amendment to reduce the number of additional shares from 65,015 to 21,655 shares of common stock and also provided that the 2024 Warrants will be exercisable for all 21,655 additional shares of common stock. After such amendment, the 2024 Warrants were exercisable for a total of 64,998 shares of common stock. The 2024 Warrants were classified as a liability in the Company’s consolidated balance sheets as of December 31, 2025, and any changes in fair value from such liability were recorded as loss from changes in fair value of financial liabilities on the Company’s condensed consolidated statements of operations. On February 16, 2026, certain option rights expired which previously resulted in a liability classification of the 2024 Warrants. Following the expiration of these option rights, the 2024 Warrants were fair valued and reclassified as equity in the condensed consolidated balance sheets, with the change in fair value as of February 16, 2026 recognized in earnings. All 2024 Bank Warrants have been exercised, and no warrants remain outstanding.

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

As of September 30, 2026, the following equity classified warrants to issue stock of the Company remain outstanding:

Original Issuance Date	Expiration Date	Exercise Price	Warrants Issued	Warrants Currently Exercisable
June 2017	June 2027	$0.23	47,700	—
May 2018	June 2027	$0.23	15,900	—
May 2019	March 2029	$0.77	25,428	—
May 2019	March 2029	$0.77	25,429	—
February 2020	February 2032	$2.29	112,240	—
February 2020	February 2032	$2.29	112,240	112,240
February 2020	February 2032	$2.29	56,120	14,093
March 2024	March 2034	$2.31	64,998	—
December 2025	December 2035	$11.42	173,591	173,591
			633,646	299,924

During the three months ended September 30, 2026, 27,934 Mezzanine Warrants were net exercised, resulting in the issuance of 25,171 shares of common stock. During the nine months ended September 30, 2026, 333,722 Mezzanine Warrants were net exercised, resulting in the issuance of 316,213 shares of common stock.

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
Share-based compensation expense is typically recognized on a straight-line basis, over the applicable vesting period. Total stock-based compensation expense recognized on the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Direct cost of sales, excluding depreciation and amortization	$301	$225	$1,095	$538
Selling, general and administrative	6,279	491	13,241	1,173
Research and development	804	601	2,897	1,436
Total stock-based compensation	$7,384	$1,317	$17,233	$3,147

Time vested and performance vested options
Presented below is a summary of the status of the time vested stock options under the Equity Plans for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026[1]	12,868,649	$2.78
Granted	2,032,227	11.42
Exercised	2,557,355	2.58
Forfeited	469,931	5.07
Expired	35,840	3.20
Outstanding at September 30, 2026	11,837,750	$4.21
_______________
(1)The January 1, 2026 balance has been adjusted from previously reported amounts to reflect an immaterial reduction of 377,671 options. This adjustment did not have a material impact on the Company's previously issued consolidated financial statements or share-based compensation expense.

Presented below is a summary of the status of the performance vested stock options under the Equity Plans for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026	1,428,951	$2.65
Granted	—	$—
Exercised	106,563	$3.08
Forfeited	15,000	$2.31
Expired	—	$—
Outstanding at September 30, 2026	1,307,388	$2.62

As of September 30, 2026, there was $25.7 million of unrecognized compensation cost related to unvested stock options granted under the Equity Plans, expected to be recognized over a weighted-average remaining period of 3.0 years.
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

During the nine months ended September 30, 2026, the Company recognized $8.3 million of stock-based compensation expense related to RSU awards.

Presented below is a summary of the status of the restricted stock units under the Equity Plans for the nine months ended September 30, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	182,786	$4.65
Granted	1,817,171	$19.75
Vested	45,695	$4.65
Forfeited	—	$—
Expired	—	$—
Outstanding at September 30, 2026	1,954,262	$18.69

The total unrecognized compensation related to these RSUs was $28.3 million as of September 30, 2026 which is expected to be recognized over a weighted-average remaining period of 2.8 years.

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

During the period ended September 30, 2026, the Company had not commenced any offering periods under the ESPP and no shares had been purchased or issued pursuant to the plan. Accordingly, no stock-based compensation expense related to the ESPP was recognized during the three or nine month periods ended September 30, 2026.

NOTE 11 – ACCRUED EXPENSES AND LIABILITIES
Accrued expenses and other current liabilities consisted of the following on September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Accrued salary and benefits	$5,409	$4,119
Accrued other expenses	2,698	721
Accrued taxes and fees	272	161
ISA deferred cash consideration	—	—
Other current liabilities	29	16
Total	$8,408	$5,017
Other liabilities consisted of the following on September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
ISA deferred cash holdback	$10,000	$10,000
ISA deferred cash consideration	7,500	13,500
ISA contingent consideration	30	300
Other	23	—
Total	$17,553	$23,800
NOTE 12 – SEGMENT REPORTING
The Company operates as a single operating and reportable segment. The chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, evaluates financial performance and allocates resources using consolidated net income.
The CODM reviews expenses on a consolidated and aggregated basis rather than by individual category. Significant expense categories considered in assessing performance include direct cost of sales (excluding depreciation and amortization), indirect cost of sales and other expenses (excluding depreciation and amortization), stock-based compensation, other operating expenses, other non-operating income (net) and income tax expense, all of which are included within the Company’s condensed consolidated results and are consistent with the CODM’s measure of consolidated net income. There have been no changes in the Company’s operating segment structure, the CODM, or the measures used to assess segment performance during the interim period. Accordingly, the Company has not presented separate segment financial information for the interim period.

NOTE 13 – INCOME TAXES
The expense for income tax was $0.2 million (-1,386.3%) and $0.4 million (-1.7%) for the three and nine months ended September 30, 2026, respectively. There was no income tax expense for the three and nine months ended September 30, 2025, respectively. The increase in income tax expense was primarily related to changes in state income taxes, valuation allowance, non-deductible stock-based compensation, non-deductible executive compensation, and non-deductible fair value changes.

The Company’s effective tax rate for the three and nine months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in state income taxes, valuation allowance, non-deductible stock-based compensation, non-deductible executive compensation, and non-deductible fair value changes. The Company’s effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance, non-deductible stock-based compensation and state income taxes.

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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Lease expense:
Operating lease cost	$1,739	$876	$4,514	$2,625
Total lease cost	$1,739	$876	$4,514	$2,625
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
Offset Obligations

As a condition to entering into contracts for its products and services from certain customers in foreign countries, the Company may enter into agreements, sometimes referred to as offset agreements, designed to return economic value to the foreign country. These agreements may require us to engage in activities supporting local defense or commercial industries, promote a balance of trade, develop in-country technology capabilities, or address other local development priorities.

These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. The value attributed to the Company's efforts to satisfy its offset obligations is not typically based on the actual costs incurred, and typically requires cash outlays that represent only a fraction of the notional value in the offset agreements. If cash is paid to a customer to satisfy our offset obligations, it is recorded as a reduction in the transaction price.

Offset programs usually extend over several years and may provide penalties in the event the Company fail to perform in accordance with offset requirements. As of September 30, 2026, the Company has agreements totaling an estimated notional value of $27.0 million.

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
Prior to the completion of the Company's IPO discussed in Note 1- Nature of Business and Basis of Presentation, the Company had outstanding convertible preferred stock that were entitled to cumulative dividends that were payable upon redemption of the underlying shares. Historically, the Company reduced income available to common stockholders by cumulative preferred dividends in determining basic and diluted earnings per share.

In connection with the closing of the IPO in May 2026, all outstanding shares of preferred stock were converted into common stock pursuant to the terms of the Company's certificate of incorporation. Concurrent with such conversion, accumulated undeclared cumulative dividend rights of approximately $10.9 million were extinguished and no longer represented an obligation of the Company. Accordingly, for the nine months ended September 30, 2026, net loss available to common stockholders was $(14.1) million.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income (loss) per common share as disclosed on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(163)	$1,681	$(24,430)	$1,701
Preferred stock dividends	—	(561)	10,376	(1,663)
Income allocated to participating securities	—	(1,000)	—	(34)
Net income (loss) attributable to common stockholders, basic	$(163)	$120	$(14,054)	$4
Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	98,251,708	7,535,397	56,507,890	7,387,613
Net income (loss) per share attributable to common stockholders, basic	$—	$0.02	$(0.25)	$—

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders, basic	$(163)	$120	$(14,054)	$4
Preferred stock dividends	—	—	—	—
Income allocated to participating securities	—	90	—	2
Net income (loss) attributable to common stockholders, diluted	$(163)	$210	$(14,054)	$6
Denominator:
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic	98,251,708	7,535,397	56,507,890	7,387,613
Weighted-average effect of potentially dilutive securities:
Stock Options	—	6,465,928	—	4,801,019
RSUs	—	—	—	—
Warrants for Common Stock	—	361,299	—	444,898
Convertible Preferred Stock	—	—	—	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	98,251,708	14,362,624	56,507,890	12,633,530
Net income (loss) per share attributable to common stockholders, diluted	$—	$0.01	$(0.25)	$—

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments, and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock Options	13,145,138	1,911,526	13,145,138	1,911,526
RSUs	1,954,262	182,786	1,954,262	182,786
Warrants for Common Stock	299,924	952,360	299,924	952,360
Total	15,399,324	3,046,672	15,399,324	3,046,672

NOTE 17 – FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, debt and accounts payable. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value due to the relatively short maturity of these instruments.
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
The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively:

	Level 1	Level 2	Level 3	Total Fair Value Measurement at September 30, 2026
Liabilities:
ISA deferred consideration	$—	$—	$—	$—
ISA contingent earnout liability	—	—	30	30
2025 Bank Warrants	—	—	—	—
At-the-Money Warrants	—	—	—	—
Total liabilities held at fair value	$—	$—	$30	$30

	Level 1	Level 2	Level 3	Total Fair Value Measurement at December 31, 2025
Liabilities:
ISA deferred consideration	$—	$—	$13,500	$13,500
ISA contingent earnout liability	—	—	300	300
2024 Bank Warrants	—	—	658	658
2025 Bank Warrants	—	—	1,415	1,415
At-the-Money Warrants	—	—	2,194	2,194
Total liabilities held at fair value	$—	$—	$18,067	$18,067
There were no transfers between levels during the three and nine months September 30, 2026. Changes in the fair value of Level 3 financial liabilities were as follows:

	Warrant Liability	Deferred Consideration	Contingent Consideration
Balance December 31, 2025	$4,267	$13,500	$300
(Gain) loss included in earnings due to fair value adjustment	4,471	1,500	(270)
Reclassification to liabilities (1)	—	(15,000)
2024 Bank Warrants reclassified to equity	(842)	—	—
2025 Bank Warrants reclassified to equity	(1,823)	—	—
At-the-Money warrants net settled	(6,073)	—	—
Balance September 30, 2026	$—	$—	$30
(1) - Half of the reclassification was to other current liabilities and half went to other liabilities
NOTE 18 – SUBSEQUENT EVENTS
In accordance with FASB ASC Topic 855, Subsequent Events, the Company has evaluated all subsequent events through November 12, 2026 to ensure that this filing includes appropriate recognition of events occurring after the balance sheet date. The Company has determined that there have been no subsequent events that occurred which would require recognition in the condensed consolidated financial statements.

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
Overview
HawkEye 360 provides end-to-end signals intelligence solutions primarily to U.S. Government and its allies. We deliver shareable radio frequency ("RF") intelligence that supports Warfighters during varied cycles of geopolitical volatility. We operate across the entire value chain from data collection, utilizing a constellation of over 30 satellites on orbit that we designed and built, to processing and analysis.

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

To date, the majority of our data and insights delivery has occurred through customer-tasked signal collection and analytics. Following the acquisition of ISA, we provide advanced signal processing solutions for critical national systems in support of the US intelligence community. Our customers are a mix of defense, intelligence, and civil agencies across the U.S. Government and international governments, as well as commercial entities.

We have developed a go-to-market strategy that allows us to efficiently and effectively sell to customers at scale. Our sales motion targets customers with the appropriate budgets, needs, and capabilities to leverage RF data at scale. We serve data customers through a “land and expand” upsell model. These contracts typically begin with a “test and evaluate” phase which are normally one to three month engagements, and later move to operational contracts with expanded scope, from which point we look to expand to additional products and a greater scope of analytics.

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
Backlog
Backlog is a key measure of our business. Our backlog supports predictable revenue expansion through a recurring model, enabling forward revenue visibility. Our backlog was $300.3 million as of September 30, 2026 and $302.7 million as of December 31, 2025.
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
The following table presents a summary of our key performance indicators and non-GAAP financial measures for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Key Performance Indicators
Net income (loss)	$(163)	$1,681	$(24,430)	$1,701
Net cash provided by (used in) operating activities	$9,621	$3,978	$17,976	$1,097
Non-GAAP Financial Measures
Adjusted EBITDA (1)	$13,275	$9,557	$27,707	$21,238
Free Cash Flow (1)	$137	$(5,969)	$(1,803)	$(17,989)

_______________
(1)Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. For definitions of Adjusted EBITDA and Free Cash Flow, as well as reconciliations to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please see “—Non-GAAP Financial Measures” below.

(in thousands)	As of September 30, 2026	As of December 31, 2025
Key Performance Indicators
Backlog(1)	$300,313	$302,719

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

Adjusted EBITDA
The following table presents a reconciliation of Net Income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(163)	$1,681	$(24,430)	$1,701
Adjusted for:
Interest income	(4,377)	(853)	(8,046)	(2,707)
Interest expense	139	17	2,390	52
Income tax expense	152	—	407	—
Depreciation and amortization	9,275	5,934	25,631	16,790
Stock-based compensation	7,384	1,317	17,233	3,147
Acquisition costs(1)	350	—	1,942	—
One-time costs related to IPO(2)	515	81	4,100	81
Settlements, net of related legal expenses(3)	—	494	50	751
Change in fair value of contingent and deferred consideration	—	—	1,230	—
Change in fair value of warrant liabilities	—	886	4,471	1,423
Loss on extinguishment of debt	—	—	2,729	—
Adjusted EBITDA	$13,275	$9,557	$27,707	$21,238
_______________
(1)Represents costs for legal and advisory fees, key employee retention incentives, integration, and other costs incurred in connection with acquisitions. Refer to Note 3 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
(2)Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.which such costs include accounting and advisory fees, SOX readiness and internal control implementation costs, and other professional fees.
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

The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by (used in) operating activities	9,621	$3,978	17,976	$1,097
Purchases of satellites, property, and equipment	(9,484)	(9,947)	(19,779)	(19,086)
Free Cash Flow	$137	$(5,969)	$(1,803)	$(17,989)
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
Fixed price contract arrangements represented 76% and 100% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 77% and 100% of our revenue for the nine months ended September 30, 2026 and 2025, respectively. We also sell archived data to our customers upon request as well as data on a subscription basis. Additionally, we have reseller arrangements with our distribution partners. Revenue under resell arrangements is generally recognized net of any reseller discounts, as the reseller is considered our customer, when the products are delivered to the reseller, provided all other revenue recognition criteria are met. The agreements can be single year or multiyear and often contain minimum commitments by year. For agreements that call for upfront payments of the minimum commitments, revenue is deferred until a sale of our product occurs.
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
Contracts are executed under the Federal Acquisition Regulation (“FAR”) and include cost-plus-award-fee, cost-plus-fixed-fee, firm fixed-price, time-and-materials and cost-reimbursement arrangements.
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
Income tax expense
Income tax expense consists of federal and certain state income taxes in the United States and income taxes in certain foreign jurisdictions. We account for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in laws and rates on the date of enactment.

Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for three months ended September 30, 2026 and 2025.

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$59,336	$27,405	31,931	117%
Revenue from related parties	—	4,791	(4,791)	*NM
Total revenue	59,336	32,196	27,140	84%
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	17,110	5,453	11,657	214%
Indirect cost of sales and other expenses, excluding depreciation and amortization	4,973	398	4,575	1149%
Selling, general and administrative	24,308	10,505	13,803	131%
Research and development	8,040	8,175	(135)	(2)%
Depreciation and amortization	9,275	5,934	3,341	56%
Total operating expenses	63,706	30,465	33,241	109%
Income (loss) from operations	(4,370)	1,731	(6,101)	(352)%
Other income (expense):
Interest income	4,377	853	3,524	413%
Interest expense	(139)	(17)	(122)	718%
Loss from changes in fair value of financial liabilities	—	(886)	886	*NM
Loss from extinguishment of debt	—	—	—	*NM
Other income (expense), net	121	—	121	*NM
Total other income/(expense), net	4,359	(50)	4,409	*NM
Income (loss) before benefit for income taxes	(11)	1,681	(1,692)	(101)%
Income tax expense	(152)	—	(152)	*NM
Net income (loss)	$(163)	$1,681	(1,844)	(110)%
*NM = not meaningful
Revenue
Total revenue increased by $27.1 million, or 84%, to $59.3 million during the three months ended September 30, 2026 from $32.2 million during the three months ended September 30, 2025, primarily driven by the factors discussed below.

There was no revenue from related parties for the three months ended September 30, 2026 versus $4.8 million (15% of revenue) for the three months ended September 30, 2025. The decrease in related party revenue is driven by the completion of the IPO, after which the customers were no longer considered related parties.

The following table sets forth a summary of our consolidated revenue by type for the periods indicated, and the changes between comparative periods.

	Three months ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
United States	$35,988	$18,926	17,062	90%
International	23,348	13,270	10,078	76%
Total	$59,336	$32,196	27,140	84%

U.S. revenue
U.S. revenue increased by $17.1 million for three months ended September 30, 2026, or 90%, to $36.0 million for the three months ended September 30, 2026 from $18.9 million for the three months ended September 30, 2025. The increase was driven by $19.5 million from the ISA acquisition, partially offset by a $2.5 million decrease in government and other revenue due to reduced sales of radio frequency data.

International revenue
International revenue increased by $10.1 million, or 76%, to $23.3 million for the three months ended September 30, 2026 from $13.3 million for the three months ended September 30, 2025, primarily due to stronger sales of radio frequency data, with contributions from both new and existing customers.
Direct cost of sales, excluding depreciation and amortization
Direct cost of sales increased $11.7 million or 214% to $17.1 million for three months ended September 30, 2026 from $5.5 million for three months ended September 30, 2025. The increase in direct cost of sales was driven primarily by increased headcount, largely attributable to the acquisition of ISA, and higher stock-based compensation. These increases accounted for $11.3 million of the year-over-year change. Direct cost of sales increased as a percentage of revenue from 17% for the three months ended September 30, 2025 to 29% for the three months ended September 30, 2026, primarily driven by increased headcount, largely attributable to the acquisition of ISA.

Indirect cost of sales and other expenses, excluding depreciation and amortization
Indirect cost of sales increased $4.6 million or 1149% to $5.0 million for the three months ended September 30, 2026 from $0.4 million for the three months ended September 30, 2025. The increase in indirect cost of sales was primarily driven by increased headcount, due to the acquisition of ISA in late 2025, which accounted for $3.9 million of the year-over-year increase.
Selling, general and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $13.8 million, or 131% to $24.3 million for the three months ended September 30, 2026 from $10.5 million for the three months ended September 30, 2025. This growth was primarily attributable to higher employee compensation-related costs including stock-based compensation, and professional services costs.
Research and development expenses
Research and development expenses decreased by $0.1 million, or 2% to $8.0 million for the three months ended September 30, 2026, from $8.2 million for the three months ended September 30, 2025. The decrease was primarily driven by lower professional services costs, partially offset by higher employee compensation related costs including stock-based compensation.
Depreciation and amortization
Depreciation and amortization expenses increased by $3.3 million, or 56% to $9.3 million for the three months ended September 30, 2026 from $5.9 million for the three months ended September 30, 2025. The increase was mainly due to $2.2 million in ISA amortization of acquisition-related intangible assets, in addition to a $0.9 million increase in depreciation expense associated with satellite assets.
Interest income
Interest income increased by $3.5 million, or 413% to $4.4 million for the three months ended September 30, 2026, from $0.9 million for the three months ended September 30, 2025. This increase was due to interest income earned on the cash received in the IPO.

Interest expense
Interest expense increased by $0.1 million to $0.1 million for the three months ended September 30, 2026 from $17 thousand for the three months ended September 30, 2025. The increase was due to the amortization of deferred financing costs and commitment fees associated with the 2026 revolving credit facility.
Loss from changes in fair value of financial liabilities
There was no loss from changes in fair value of financial liabilities for the three months ended September 30, 2026, as compared to $0.9 million for the three months ended September 30, 2025. The prior period loss was primarily driven by change in fair value of warrant liabilities of $0.9 million.
Loss from extinguishment of debt

There was no loss from extinguishment of debt for the three months ended September 30, 2026, and 2025, respectively.

Other income (expense), net

Other income (expense) was $0.1 million for the three months ended September 30, 2026. There was no loss for the three months ended September 30, 2025. The 2026 amount was due to an ISA acquisition-related matter.

Income tax expense

The expense for income tax was $0.2 million (-1,386.3%) for the three months ended September 30, 2026. There was no income tax expense for the three months ended September 30, 2025. The increase in income tax expense was primarily related to changes in valuation allowance, non-deductible stock-based compensation, non-deductible executive compensation, and non-deductible fair value changes. The Company’s effective tax rate for the three months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in state income taxes, valuation allowance, non-deductible stock-based compensation, non-deductible executive compensation, and non-deductible fair value changes. The Company’s effective tax rate for the three months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance, non-deductible stock-based compensation and state income taxes.

Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$152,718	$68,458	84,260	123%
Revenue from related parties	6,226	13,366	(7,140)	(53)%
Total revenue	158,944	81,824	77,120	94%
Operating expenses:
Direct cost of sales, excluding depreciation and amortization	48,040	15,312	32,728	214%
Indirect cost of sales and other expenses, excluding depreciation and amortization	13,921	1,067	12,854	1,205%
Selling, general and administrative	67,430	27,245	40,185	147%
Research and development	25,455	20,941	4,514	22%
Depreciation and amortization	25,631	16,790	8,841	53%
Total operating expenses	180,477	81,355	99,122	122%
Income (loss) from operations	(21,533)	469	(22,002)	*NM
Other income (expense):
Interest income	8,046	2,707	5,339	197%
Interest expense	(2,390)	(52)	(2,338)	4496%
Loss from changes in fair value of financial liabilities	(5,701)	(1,423)	(4,278)	301%
Loss from extinguishment of debt	(2,729)	—	(2,729)	*NM
Other income, net	284	—	284	*NM
Total other income (expense), net	(2,490)	1,232	(3,722)	(302)%
Income (loss) before tax	(24,023)	1,701	(25,724)	(1512)%
Income tax expense	(407)	—	(407)	*NM
Net income (loss)	$(24,430)	$1,701	(26,131)	(1536)%
*NM = not meaningful
Revenue
Total revenue increased by $77.1 million, or 94%, to $158.9 million during the nine months ended September 30, 2026 from $81.8 million during the nine months ended September 30, 2025, primarily driven by the factors discussed below.

Revenue from related parties totaled $6.2 million (4% of revenue) for the nine months ended September 30, 2026 versus $13.4 million (16% of revenue) for the nine months ended September 30, 2025. The decrease in related party revenue is driven by the completion of the IPO, after which the customers were no longer considered related parties.

The following table sets forth a summary of our consolidated revenue by type for the periods indicated, and the changes between comparative periods.

	Nine months ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
United States	$93,706	$51,446	$42,260	82%
International	65,238	30,378	34,860	115%
Total	$158,944	$81,824	77,120	94%

U.S. revenue
U.S. revenue increased by $42.3 million for nine months ended September 30, 2026, or 82%, to $93.7 million for the nine months ended September 30, 2026 from $51.4 million for the nine months ended September 30, 2025. The increase was driven by $48.8 million from the ISA acquisition, partially offset by a $6.6 million decrease in government and other revenue due to reduced sales of RF data.
International revenue
International revenue increased by $34.9 million, or 115%, to $65.2 million for the nine months ended September 30, 2026 from $30.4 million for the nine months ended September 30, 2025, primarily due to stronger sales of RF data, with contributions from both new and existing customers.
Direct cost of sales, excluding depreciation and amortization
Direct cost of sales increased $32.7 million, or 214% to $48.0 million for nine months ended September 30, 2026 from $15.3 million for nine months ended September 30, 2025. The increase in direct cost of sales was driven primarily by the acquisition of ISA, which accounted for $29.8 million of the year-over-year increase. Direct cost of sales increased as a percentage of revenue from 19% for the nine months ended September 30, 2025, to 30% for the nine months ended September 30, 2026, primarily driven by increased headcount and higher stock-based compensation largely attributable to the acquisition of ISA.
Indirect cost of sales and other expenses, excluding depreciation and amortization
Indirect cost of sales increased $12.9 million, or 1205% to $13.9 million for the nine months ended September 30, 2026 from $1.1 million for the nine months ended September 30, 2025. The increase in indirect cost of sales was primarily driven by increased headcount, due to the acquisition of ISA in late 2025, which accounted for $11.9 million of the year-over-year increase.
Selling, general and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $40.2 million, or 147% to $67.4 million for the nine months ended September 30, 2026 from $27.2 million for the nine months ended September 30, 2025. This growth was primarily attributable to higher employee compensation-related costs including stock-based compensation, legal fees and professional services costs.

Research and development expenses
Research and development expenses increased by $4.5 million, or 22% to $25.5 million for the nine months ended September 30, 2026 from $20.9 million for the nine months ended September 30, 2025. The increase was primarily driven by higher employee compensation-related costs, including stock-based compensation.
Depreciation and amortization
Depreciation and amortization expenses increased by $8.8 million, or 53% to $25.6 million for the nine months ended September 30, 2026 from $16.8 million for the nine months ended September 30, 2025. The increase was mainly due to $5.3 million in ISA amortization of acquisition-related intangible assets and $1.2 million of depreciation of assets, in addition to a $1.9 million increase in depreciation expense associated with satellite assets.
Interest income
Interest income increased by $5.3 million, or 197% to $8.0 million for the nine months ended September 30, 2026, compared to $2.7 million for the nine months ended September 30, 2025. This increase was due to interest income earned on the cash received in the IPO.

Interest expense
Interest expense increased by $2.3 million to $2.4 million for the nine months ended September 30, 2026 from $52 thousand for the nine months ended September 30, 2025. The increase was mainly due to interest expense on the 2025 Loans, entered into in December 2025.
Loss from changes in fair value of financial liabilities
Loss from changes in fair value of financial liabilities was $5.7 million for the nine months ended September 30, 2026, as compared to $1.4 million in the prior period. The current period loss was primarily driven by change in fair value of warrant liabilities of $4.5 million and change in fair value of contingent and deferred consideration of $1.2 million.
Loss from extinguishment of debt

Loss from extinguishment of debt was $2.7 million for the nine months ended September 30, 2026, as compared to no such loss in the prior period. The current period loss was driven by the repayment of our 2025 Loans in connection with the IPO and included the write-off of unamortized debt discounts and debt issuance costs.

Other income (expense), net

Other income (expense), net increased $0.3 million for the nine months ended September 30, 2026, as compared to no such other income for the nine months ended September 30, 2025. The increase was primarily driven by an ISA acquisition-related matter.
Income tax expense

The expense for income tax was $0.4 million (-1.7%) for the nine months ended September 30, 2026. There was no income tax expense for the nine months ended September 30, 2025. The increase in income tax expense was primarily related to changes in valuation allowance, non-deductible stock-based compensation, non-deductible executive compensation, and non-deductible fair value changes. Our effective tax rate for the nine months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance, non-deductible stock-based compensation, non-deductible executive compensation, and non-deductible fair value changes. The Company’s effective tax rate for the nine months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to changes in valuation allowance, non-deductible stock-based compensation and state income taxes.

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
Our primary source of liquidity as of September 30, 2026, is our existing cash and cash equivalents of $494.9 million and the $125.0 million aggregate principal amount available from our 2026 Credit Agreement.

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
The Revolving Credit Facility is guaranteed by each of our existing and future material domestic subsidiaries and is secured by first-priority liens on substantially all of our and the guarantors’ personal property assets and certain equity interests, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants and requires us to maintain compliance with the following financial covenants, each tested quarterly on a trailing four fiscal quarter basis: ((i) a maximum Total Net Leverage Ratio as defined by the 2026 Credit Agreement, commencing at 3.50 to 1.00, and (ii) a minimum Interest Coverage Ratio as defined by the 2026 Credit Agreement of 3.00 to 1.00. As of the date of this filing, we have no borrowings outstanding under the Revolving Credit Facility and the commitment fees were $36.5 thousand for the nine months ended September 30, 2026. We intend to use available borrowings for working capital, capital expenditures, strategic investments, and other general corporate purposes.
Prior Loan and Security Agreement

As of September 30, 2026, the Company did not have any outstanding debt. As noted above, subsequent to the IPO, the Company paid of all of its outstanding debt, which consisted of borrowings under the 2025 Mezzanine Loan and 2025 Term Loan.
In connection with the issuance of the 2025 Mezzanine Loan, the Company executed agreements with the Mezzanine Loan lenders to issue certain new warrants (the “2025 Bank Warrants”) to purchase a total of 173,591 shares of common stock at an exercise price of $11.42. The warrants remain outstanding at September 30, 2026.
We also maintain performance bonds in the form of letters of credit for international customers, reported as restricted cash. As of September 30, 2026, the Company had four standby letters of credit from Silicon Valley Bank (the "Bank") outstanding, totaling approximately $6.2 million.
Convertible Preferred Stock and Warrants
On December 18, 2025, the Company entered into an agreement to issue 53,012 shares of Series E Preferred Stock to certain investors at $18.86 per share (the "Series E Per Share Price"). The Company received approximately $1.0 million for these shares on January 14, 2026 and subsequently issued the related shares. On January 9, 2026, we issued and sold an aggregate of 756,754 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $14.3 million. Additionally, in a closing on February 3, 2026, we issued and sold an aggregate of 5,301 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $0.1 million. In a closing on February 6, 2026, we issued and sold an aggregate of 74,217 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $1.4 million, and in a closing on February 23, 2026, we issued and sold an aggregate of 106,025 shares of Series E Preferred Stock to certain investors at the Series E Per Share Price for aggregate gross proceeds of $2.0 million.

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

Bank Warrants

During the three months ended September 30, 2026, 27,934 Mezzanine Warrants were net exercised, resulting in the issuance of 25,171 shares of common stock. During the nine months ended September 30, 2026, 333,722 Mezzanine Warrants were net exercised, resulting in the issuance of 316,213 shares of common stock.

Cash Flows
The following table summarizes our cash flows and cash and cash equivalents for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$17,976	$1,097	$16,879	1539%
Net cash provided by (used in) investing activities	(19,779)	20,630	(40,409)	(196)%
Net cash provided by (used in) financing activities	405,964	58	405,906	699,838%
Net increase in cash, cash equivalents and restricted cash	404,161	21,785	382,376
Cash, cash equivalents and restricted cash, beginning of period	97,273	71,766	25,507
Cash, cash equivalents and restricted cash, end of period	501,434	93,551	407,883
Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities improved by $16.9 million, or 1539%, to net cash provided by operating activities of $18.0 million for the nine months ended September 30, 2026 as compared to $1.1 million of net cash provided by operating activities for the nine months ended September 30, 2025.
The improvement in cash provided by (used in) operating activities is primarily driven by favorable working capital movements, partially offset by a higher net loss of $24.4 million compared to net income of $1.7 million in the prior period.

Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities decreased by $40.4 million, or 196%, with a net cash use of $19.8 million for the nine months ended September 30, 2026 as compared to a net cash provided by investing activities of $20.6 million for the nine months ended September 30, 2025. The variance was primarily driven by the absence of proceeds from the redemption of short-term investments of $39.7 million occurring in the prior period. In addition, there was a higher use of cash for the purchase of satellites, property and equipment which totaled $19.8 million in the current period, as compared to $19.1 million in the prior period.

Cash Provided by Financing Activities
Net cash provided by financing activities rose to $406.0 million for the nine months ended September 30, 2026 as compared to net cash provided by financing activities of $58.0 thousand for the nine months ended September 30, 2025. The increase was primarily driven by proceeds from the issuance of common stock of $478.4 million pursuant to the IPO. In addition, proceeds from the issuance of preferred stock of $18.8 million and from the exercise of stock options and warrants of $7.1 million further contributed to the increase in the current period. These inflows were partially offset by payments for offering costs of $40.6 million, the repayment of the 2025 Loans of $49.5 million and a payment of $7.5 million related to ISA deferred consideration in the current period.

Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
Subsequent to the IPO, judgment will continue to be required for inputs to calculate the fair value of certain stock-based awards. Such inputs could include volatility and expected term.
Fair Value of Warrants
In valuing warrants at December 31, 2025, the Company used a market approach to estimate our enterprise value and then allocated the enterprise value to the liability-classified warrants using an option-pricing model. The Company estimated the fair value of the common stock underlying the warrants when performing fair value calculations.

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
Interest Rate Risk
We had cash and cash equivalents of $494.9 million and $92.7 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of three months or less from the date of purchase. Marketable securities consist of U.S. treasuries. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 10% change in interest rates would not have a material effect on the fair value of our portfolio or our condensed consolidated financial statements for the periods presented.
Credit Risk
Credit risk arises primarily from receivables from our customers. We have a concentration of contractual revenue arrangements with governmental agencies and nongovernmental entities. Credit risk is managed through ongoing credit evaluations of our customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivables. The maximum exposure to credit risk at the reporting date is primarily from accounts receivables which amounted to $41.4 million and $53.3 million as September 30, 2026 and December 31, 2025, respectively.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026, due to the material weaknesses identified in our internal control over financial reporting described below.

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

Remediation Efforts to Address Identified Material Weaknesses

Management has designed a remediation plan, which has been reviewed by the Audit Committee and the Board of Directors and is in the process of remediating the material weaknesses in internal control over financial reporting. To support this effort, the Company is leveraging third-party service providers with the appropriate expertise to help establish a robust internal control environment. The Company recently hired a Chief Accounting Officer and is in the process of hiring other qualified accounting, financial reporting, information technology, and other key management personnel with public company experience. In addition, the Company is implementing measures to address material weaknesses related to segregation of duties and information technology general controls, including reassessing roles and responsibilities, strengthening user access controls, and enhancing IT governance processes. We will not be able to fully remediate the identified material weaknesses until the ongoing steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except with respect to the remediation measures in connection with the material weaknesses described above, during the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
•An active trading market for our common stock may not continue to be sustained.
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
We have experienced net losses in each year since our founding in 2015, other than the year ended December 31, 2025, and also experienced a net loss for the three and nine months ended September 30, 2026. We may not be able to achieve or maintain profitability in the future. Because the markets in which we operate are evolving, it is difficult for us to predict our future results of operations. As we continue to develop our business, we expect our operating expenses to significantly increase as we make investments or acquisitions, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. Since becoming a public company, we have incurred, and will continue to incur, additional significant legal, accounting, and other expenses that we did not incur as a private company. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any of the foregoing could have a material adverse effect on us. We cannot make any assurances that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

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
Our international customers may require that we enter into offset agreements, which could materially and adversely impact our business and operating results.
Some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation, industrial development or localization agreements, sometimes referred to as offset agreements (also known as offset contracts), as a condition to obtaining orders for products and services. These agreements may extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects, and preference for local suppliers or subcontractors. The customer’s expectations in respect of the scope of offset commitments could be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which could be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, some offset agreements may be dependent upon the successful operation of joint ventures that we may not control and involve products and services that may be outside of our core business, which may increase the risk of breaching our obligations, exposing us to compliance risks of the joint venture, and impairing our ability to recover our investment.

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
An active trading market for our common stock may not continue to be sustained.
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
If our existing stockholders, including employees, who have or obtain equity, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.
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

Warrant Exercises

In August 2026, we issued an aggregate of 25,171 shares of common stock pursuant to the net exercise of 27,934 warrants.

Issuances Pursuant to our Equity Plans

In September 2026, we issued an aggregate of 45,695 shares of common stock to employees in connection with the vesting and settlement of restricted stock units ("RSUs") under our 2015 Plan in exchange for services rendered by such employees.

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

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as set forth below.

On August 27, 2026, Arthur Money, a member of the Company’s Board of Directors, terminated a trading plan that had been adopted on May 21, 2026 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Money’s trading plan had provided for the potential sale of up to 117,136 shares of the Company’s common stock, and no sales were made under the plan. No new trading plan was adopted by Mr. Money in connection with this termination.

On September 14, 2026, Craig Searle, the Company’s Chief Financial Officer, modified a trading plan that had been adopted on May 21, 2026 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the Company’s securities. Mr. Searle’s trading plan continues to provide for the potential sale of up to 91,697 shares of the Company’s common stock, plus an indeterminate number of shares received upon the vesting of restricted stock units during the period covered by the trading plan, net of any shares withheld to satisfy tax withholding obligations. The trading plan will continue to expire on the earlier of December 31, 2027 and the date when all shares under the trading plan are sold.

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

HawkEye 360, Inc.

Date: November 12, 2026	By:	/s/ John Serafini
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Craig Searle
Chief Financial Officer
(Principal Financial Officer)